Form 10QSB
period 1995-06-30
METRO CAPITAL CORP
filed 1995-08-11
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB





(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended June 30, 1995

[ ] Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition Period from
__________ to _________



Commission file number  0-10006



                        METRO CAPITAL CORPORATION
     (Exact name of small business issuer as specified its charter)



           Wyoming                                84-0839926
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)



 716 College View Drive, Riverton, WY                82501
(Address of principal executive offices)           (Zip Code)



      (307) 856-3800
(Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

The number of shares of the Issuer's $.01 par value common stock outstanding as of August 9, 1995 was 1,599,455.


Transitional Small Business Disclosure Format
(Check one):
Yes       No   X

             METRO CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                           JUNE 30, 1995
                            (Unaudited)


Current Assets:
  Cash and cash equivalents                        $    35,506
  Marketable securities                              1,840,729
  Accounts receivable, with no allowance for
    doubtful accounts:
      Trade                                             16,857
      Interest and other receivables                    17,443
                                                        34,300

  Notes receivable                                       2,000
  Prepaid expenses                                      12,882
           Total current assets                      1,925,417

Property and Equipment:
  Gas royalty interests                              1,067,051
  Land and building                                    498,948
  Oil property                                         219,890
  Furniture and fixtures                                63,969
  Vehicles and equipment                                44,815
                                                     1,894,673
  Less accumulated depreciation and amortization      (780,796)
                                                     1,113,877

Investments                                            320,703
Notes Receivable                                       108,482
Other Assets, net                                        1,893

Total Assets                                        $3,470,372


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities -
  Accounts payable and accrued expenses             $   45,028

Stockholders' Equity:
  Preferred stock, $.50 par value; 3,000,000 shares
    authorized, no shares issued                          --
  Common stock, $.01 par value; 6,000,000 shares
    authorized; 2,700,689 issued                        27,007
  Capital in excess of par value                     3,030,711
  Unrealized holding gain                              638,429
  Retained earnings                                  1,465,259
  Less: Treasury stock, at cost, 1,101,234 shares   (1,736,062)
     Total stockholders' equity                      3,425,344

Total Liabilities and Stockholders' Equity          $3,470,372

See accompanying notes to these consolidated financial statements.

               METRO CAPITAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                            For the Three Months
                                                Ended June 30,
                                             1995          1994

REVENUES:
  Gas royalty revenue                   $   14,987    $   15,211
  Oil sales                                 11,790        12,702
  Other product revenue                        359          --
  Well overhead fees                           988         1,260
                                            28,124        29,173

COSTS AND EXPENSES:
  Oil and gas production costs              13,516        34,570
  Operating expenses                       110,214       107,351
  Depreciation and amortization             39,281        41,761
  Abandoned leases                            --           7,627
                                           163,011       191,309

LOSS FROM OPERATIONS                      (134,887)     (162,136)

OTHER CREDITS (CHARGES):
  Interest income                           13,592        15,620
  Dividend income                            5,125         7,823
  Rental income                              2,535         4,935
  Gain on sale of marketable securities      7,411           211
  Equity in partnership losses             (13,015)         --
                                            15,648        28,589

NET LOSS                                 $(119,239)    $(133,547)

NET LOSS PER COMMON SHARE                $    (.08)    $    (.08)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            1,599,455     1,601,685


See accompanying notes to these consolidated financial statements.

           METRO CAPITAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                            Three Months Ended
                                                  June 30,
                                              1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(119,239)  $(133,547)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization           39,281      41,761
      Equity in partnership losses            13,015        --
      Abandoned leases                          --         7,627
      Gain on sale of marketable securities   (7,411)       (211)
      Changes in operating assets and
        liabilities:
        (Increase) decrease in:
          Trade receivables                    4,404      (9,728)
          Interest and other receivables      (4,389)     15,737
          Prepaid expenses                     3,395       1,786
        Increase (decrease) in -
          Accounts payable and accrued
            expenses                          (7,744)     23,676
Net cash (used in) operating activities      (78,688)    (52,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities         (121,218)   (141,031)
  Proceeds from sale of marketable
    securities                               111,312     257,486
  Proceeds from notes receivable                 815         753
  Purchase of property and equipment          (1,949)     (5,250)
    Net cash (used in) provided by
      investing activities                   (11,040)    111,958

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock acquired                       --       (12,661)
    Net cash (used in) financing activities     --       (12,661)

Increase (decrease) in Cash and Cash
  Equivalents                               $(89,728)   $ 46,398

Cash and Cash Equivalents, beginning of
  period                                     125,234      40,387

Cash and Cash Equivalents, end of period    $ 35,506    $ 86,785


See accompanying notes to these consolidated financial statements.

            METRO CAPITAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                           (Unaudited)



l.  Basis of Presentation

    The consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1995 and the results of operations and cash flows for the three month periods ended June 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. Certain amounts have been reclassified to conform with the current period's presentation. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1995.

2.  Marketable Securities

    Marketable securities are classified as available-for-sale based on management's intent. Cash proceeds and net gains from the sale of available-for-sale securities for the three months ended June 30, 1995 were $111,312 and $7,411 (gross gains of $7,629 and gross losses of $218), respectively. Cash proceeds and net gains from the sale of available-for-sale securities for the three months ended June 30, 1994 were $257,486 and $211 (gross gains of $2,774 and gross losses of $2,563), respectively. The net unrealized holding gain on available-for-sale securities included as a separate component of stockholders' equity increased by $109,493 for the three months ended June 30, 1995.

3.  Loss Per Share

    The computations of loss per share are based on the weighted average number of common shares outstanding during each period. Common stock options outstanding were not included in the computations since their effect is anti-dilutive.

             METRO CAPITAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company's gas royalty revenue decreased by approximately 2% for the three months ended June 30, 1995 over the comparable period in 1994 due primarily to a lower average sales price. Although natural gas production increased due to the gas processing plant commencing operations on March 30, 1995 to process "sour gas", the average sales price for natural gas for the three months ended June 30, 1995 was $1.29 per thousand cubic feet compared to $1.81 for the comparable period in 1994. The Company's oil sales decreased by approximately 7% for the three months ended June 30, 1995 over the comparable period in 1994 due primarily to lower production levels.

The production volumes and average sales prices during the periods were as follows:

                                      Three Months Ended
                                            June 30
                                         1995       1994

     Oil and condensate (barrels)         709        812
     Average sales price per barrel    $16.86     $15.79

     Natural gas (mcf)                 11,478      8,366
     Average sales price per mcf       $ 1.29     $ 1.81

Domestic oil prices generally follow world-wide oil prices which are subject to price fluctuations resulting from changes in world supply and demand. Prices received for natural gas are also subject to price volatility. As a result, no prediction can be made as to what price the Company will receive for its oil and gas production in the future.

Average oil production cost per barrel was $12.21 for the three months ended June 30, 1995 compared to $39.95 for the comparable period in 1994. The average oil production cost per barrel was higher in 1994 due to workover costs on three wells. The wells within the field may require additional workover expenditures in future periods.

The Company's royalty interests in "sour gas" production are subject to plant processing costs (depreciation and operating costs) and severance and ad valorem taxes. The processing deduction attributable to an individual product (methane, sulphur or CO2) will not exceed 90 percent of the revenue received for that product, net of severance tax deductions. The Company and other royalty owners are presently negotiating with the plant operator to eliminate certain processing costs which may not be in accordance with applicable state rules and regulations. Production from the Company's other natural gas royalty interests ("sweet gas") do not incur any production costs other than severance and ad valorem taxes.

Operating expenses for the three months ended June 30, 1995
increased approximately 3% over the comparable period in 1994 due to expenditures in connection with evaluating various investment opportunities.

Depreciation and amortization decreased approximately 6% for the three months ended June 30, 1995 over the comparable period in 1994 due to a reduction in property and equipment.

Interest and dividend income for the three months ended June 30, 1995 decreased approximately 20% over the comparable period in 1994 due to changes in portfolio mix and sales of marketable securities.

Rental income decreased approximately 49% for the three months ended June 30, 1995 over the comparable period in 1994 due to a lessee vacating office space upon expiration of the lease.

The equity in partnership losses of $13,015 represents the Company's share of operating losses for the three months ended June 30, 1995 in a golf driving range, miniature golf and batting facility. Since the facility commenced operations in July 1994, there were no operating results for the three months ended June 30, 1994.

Financial Condition

Net cash used in operations of $78,688 for the three months ended June 30, 1995 was the result of a net loss of $119,239 plus non-cash net expenses of $44,885 (comprised of depreciation and amortization, equity in partnership losses and gain on sale of marketable securities) and a net decrease in operating assets and liabilities of $4,334. Net cash used in operations of $52,899 for the three months ended June 30, 1994 was the result of a net loss of $133,547 plus non-cash net expenses of $49,177 (comprised of depreciation and amortization, gain on sale of marketable securities and abandoned leases) and a net increase in operating assets and liabilities of $31,471.

Net cash (used in) provided by investing activities by the Company was $(11,040) and $111,958 for the three months ended June 30, 1995 and 1994, respectively. During the three months ended June 30, 1995, the Company utilized the net cash proceeds of $9,906 from the purchase and sale of marketable securities for capital expenditures of $1,949 and operating activities. During the three months ended June 30, 1994, the Company utilized the net cash proceeds of $116,455 from the purchase and sale of marketable securities for capital expenditures of $5,250, the purchase of treasury stock for $12,661 and operating activities.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the development of the real estate located in Colorado. The amount of such commitment is not known at this time but it is expected that any expenditures will be funded by internal sources.

The Company may make additional purchases of its common stock from time to time. The shares repurchased are being held as treasury shares which affords the Company greater financial flexibility to respond to business opportunities that might arise.

In addition to its real estate and oil and gas operations, the Company is reviewing other business opportunities.

Management believes that the funds provided from its short-term cash investments and marketable securities, the Company's ability to obtain long-term financing and the availability of the Company's common or preferred stock for issuance will provide adequate sources of funding for any proposed future acquisitions.

                            PART II

                        OTHER INFORMATION


Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities

          None

Item 3.  Default Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule (submitted only
                        in electronic format)

         b. Reports on Form 8-K

             None

                         SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     METRO CAPITAL CORPORATION
                                     (Registrant)



Date:  August 9, 1995                By:/s/ Robert E. Thrailkill
                                     Robert E. Thrailkill
                                     President
                                     (Principal Executive Officer)


Date:  August 9, 1995                By:/s/ John A. Alsko
                                     John A. Alsko
                                     Vice President-Finance
                                     (Principal Financial and
                                       Accounting Officer)