Form 10QSB
period 1995-09-30
METRO CAPITAL CORP
filed 1995-11-13
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1995
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           METRO CAPITAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

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

The number of shares of the Issuer's $.01 par value common stock outstanding as of November 6, 1995 was 1,649,455.

Transitional Small Business Disclosure Format
(Check one):
Yes      No   X

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1995
                                  (Unaudited)

Current Assets :
   Cash and cash equivalents                                     $     22,866
   Marketable securities                                            1,847,302
   Accounts receivable, with no allowance for doubtful accounts:
      Trade                                                            11,228
      Interest and other receivables                                   76,729
                                                                       87,957
   Notes receivable                                                    85,000
   Prepaid expenses                                                     9,486
         Total current assets                                       2,052,611

Property and Equipment:
   Gas royalty interests                                            1,067,051
   Land and building                                                  506,002
   Oil property                                                       219,890
   Furniture and fixtures                                              63,969
   Vehicles and equipment                                              42,015
                                                                    1,898,927
   Less accumulated depreciation and amortization                    (817,120)
                                                                    1,081,807

Investments                                                           312,954
Notes Receivable                                                       23,019
Other Assets, net                                                       1,748
Total Assets                                                      $ 3,472,139

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                                                   $    39,472
   Accounts payable and accrued expenses                              110,941
         Total current liabilities                                    150,413

Stockholders' Equity:
   Preferred stock, $.50 par value; 3,000,000 shares
      authorized, no shares issued                                       --
   Common stock, $.01 par value; 6,000,000 shares
      authorized; 2,700,689 issued                                     27,007
   Capital in excess of par value                                   3,030,711
   Unrealized holding gain                                            683,271
   Retained earnings                                                1,316,799
   Less: Treasury stock, at cost, 1,101,234 shares                 (1,736,062)
         Total stockholders' equity                                 3,321,726
Total Liabilities and Stockholders' Equity                        $ 3,472,139

      See accompanying notes to these consolidated financial statements.

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  For the Three Months     For the Six Months
                                  Ended September 30,      Ended September 30,
                                   1995        1994          1995       1994
REVENUES:
   Gas royalty revenue           $  14,263   $  22,420    $  29,088  $  37,809
   Oil sales                         6,155       8,696       18,107     21,220
   Other product revenue               533        --            892       --
   Well overhead fees                  792       1,260        1,780      2,520
                                    21,743      32,376       49,867     61,549

COSTS AND EXPENSES:
   Oil and gas production           26,069      22,313       39,585     56,883
   Operating expenses              165,140     149,378      275,354    256,729
   Depreciation and amortization    39,269      41,760       78,550     83,521
   Abandoned leases                   --          --           --        7,627
                                   230,478     213,451      393,489    404,760

LOSS FROM OPERATIONS              (208,735)   (181,075)    (343,622)  (343,211)

OTHER CREDITS (CHARGES):
   Interest income                  13,100      16,200       26,692     31,820
   Dividend income                   5,124      11,040       10,249     18,863
   Rental income                     2,535       4,935        5,070      9,870
   Gain on sale of marketable
      securities                    47,265       7,445       54,676      7,656
   Equity in partnership losses     (7,749)    (14,600)     (20,764)   (14,600)
   Other                              --        (5,141)        --       (5,141)
                                    60,275      19,879       75,923     48,468

NET LOSS                         $(148,460)  $(161,196)   $(267,699) $(294,743)

NET LOSS PER COMMON SHARE        $    (.09)  $    (.10)   $    (.17) $    (.18)

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING         1,599,455   1,599,097    1,599,455  1,600,384


      See accompanying notes to these consolidated financial statements.

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                       1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $ (267,699)   $ (294,743)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                78,550        83,521
         Equity in partnership losses                 20,764        14,600
         Abandoned leases                               --           7,627
         Gain on sale of marketable securities       (54,676)       (7,656)
         Stock bonus compensation                       --          24,800
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Trade receivables                      10,033       (11,788)
               Interest and other receivables        (63,675)       12,060
               Prepaid expenses                        6,791         3,573
               Other assets                             --            (680)
            Increase (decrease) in -
               Accounts payable and accrued expenses  58,169        (6,234)
         Net cash (used in) operating activities    (211,743)     (174,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                (122,108)     (141,031)
   Proceeds from sale of marketable securities       197,736       389,932
   Proceeds from notes receivable                      3,278         1,520
   Funds advanced under notes receivable                --          (5,000)
   Purchase of property and equipment                 (9,003)      (12,867)
      Net cash provided by investing activities       69,903       232,554

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                           40,000          --
   Principal payments on borrowings                     (528)         --
   Treasury stock acquired                               --        (35,351)
      Net cash provided by (used in) financing
        activities                                    39,472       (35,351)

Increase (decrease) in Cash and Cash Equivalents   $(102,368)   $   22,283

Cash and Cash Equivalents, beginning of period       125,234        40,387

Cash and Cash Equivalents, end of period           $  22,866    $   62,670


      See accompanying notes to these consolidated financial statements.

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)


l.  Basis of Presentation

    The consolidated financial statements included herein are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1995 and the results of operations and cash flows for the six month periods ended September 30, 1995 and 1994. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. Certain amounts have been reclassified to conform with the current period's presentation. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1995.

2.  Marketable Securities

     Marketable securities are classified as available-for-sale based on management's intent. Cash proceeds and net gains from the sale of available-for-sale securities are as follows:

                                     Three Months Ended      Six Months Ended
                                        September 30,          September 30,
                                      1995        1994         1995      1994
               Gross proceeds      $  86,424   $ 132,446   $ 197,736  $ 389,932
               Net gains:
                  Gross gains         53,920       7,445      61,549     10,219
                  Gross losses        (6,655)       --        (6,873)    (2,563)

   The net unrealized holding gain on available-for-sale securities included as a separate component of stockholders' equity increased by $154,335 for the six months ended September 30, 1995.

3.  Loss Per Share

    The computations of loss per share are based on the weighted average number of common shares outstanding during each period. Common stock options outstanding were not included in the computations since their effect is anti-dilutive.

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)


4.  Subsequent Events

    In October 1995, the Company entered into an agreement with Karlton Terry Oil Company and its principals to acquire oil and gas properties consisting of both developed and undeveloped acreage. Under terms of the agreement, which is subject to shareholder approval, the Company will issue 7.7 million shares of Class B Common Stock, representing 80% of its voting securities, in exchange for the properties. All assets of the Company will be transferred to a wholly-owned subsidiary, except for $700,000 cash and a minor oil property. The Class B Common Stock is restricted from participating in any distribution or other disposition of the subsidiary assets. 7.25 million shares of Class B Common Stock are convertible into Common Stock after three years; and 450,000 shares of Class B Common stock are immediately convertible. Upon completion of the transaction, the Company will be managed by the principals of Karlton Terry Oil Company and the subsidiary will be managed by the current management of the Company.

    In October 1995, the Company awarded 30,000 shares of the Company's Common Stock from the 1987 Stock Bonus Plan to officers and employees. Nonemployee directors were awarded 20,000 shares of the Company's Common Stock. The Company also granted options to acquire 70,000 shares of Common Stock from the 1992 Stock Option Plan to officers, employees and directors of which 45,000 are exercisable at $1.50 per share and 25,000 at $1.65 per share.

                  METRO CAPITAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

            Three Months Ended September 30, 1995 Compared to 1994

The Company's gas royalty revenue decreased by approximately 36% for the three months ended September 30, 1995 over the comparable period in 1994 due to decreases in production volume and average sales price. The gas processing plant which commenced operations on March 30, 1995 to process "sour gas" from two Madison wells had lower production volume in August 1995 due to plant maintenance work. The Company's oil sales decreased approximately 29% over the comparable period in 1994 due to decreases in production volume and average sales price. The production volume decreased due to wells shut-in for maintenance and repairs in August 1995 which resulted in no oil sales. The other product revenue relates to the sale of sulphur as a by-product from the gas processing plant.

The production volumes and average sales prices during the periods were as follows:

                                                 Three Months Ended
                                                    September 30,
                                                    1995      1994
        Oil and condensate (barrels)                401        551
        Average sales price per barrel           $15.35     $15.79

        Natural gas (mcf)                        12,020     13,011
        Average sales price per mcf              $ 1.19    $  1.72


Average oil production cost per barrel was $57.68 for the three months ended September 30, 1995 compared to $35.71 for the comparable period in 1994. The average oil production cost per barrel was high in 1995 and 1994 due to repairs and maintenance on certain wells which occurred in both periods. These costs increased the average oil production cost per barrel by $45.31 in 1995 and $24.68 in 1994. The wells within the field may require additional workover expenditures in future periods.

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

Operating expenses for the three months ended September 30, 1995 increased approximately 11% over the comparable period in 1994 due to legal and accounting expenditures in connection with the proposed acquisition of oil and gas assets from Karlton Terry Oil Company.

Depreciation and amortization decreased approximately 6% for the three months ended September 30, 1995 over the comparable period in 1994 due to a reduction in property and equipment.

Interest and dividend income for the three months ended September 30, 1995 decreased approximately 33% over the comparable period in 1994 due to changes in portfolio mix and sales of marketable securities.

Rental income decreased approximately 49% for the three months ended September 30, 1995 over the comparable period in 1994 due to nonrenewal of an office lease by a lessee.

The equity in partnership losses of $7,749 represents the Company's 19% share of operating losses for the three months ended September 30, 1995 in a golf driving range, miniature golf and batting facility.

             Six Months Ended September 30, 1995 Compared to 1994

The Company's gas royalty revenue decreased by approximately 23% for the six months ended September 30, 1995 over the comparable period in 1994 due primarily to a lower average sales price. The Company's oil sales decreased by approximately 15% over the comparable period in 1994 due primarily to lower production volume.

The production volumes and average sales prices during the periods were as follows:

                                               Six Months Ended
                                                 September 30,
                                                1995       1994
       Oil and condensate (barrels)            1,110      1,362
       Average sales price per barrel         $16.31     $15.79

       Natural gas (mcf)                      23,498     21,377
       Average sales price per mcf            $ 1.24     $ 1.76


Average oil production cost per barrel was $28.53 for the six months ended September 30, 1995 compared to $38.24 for the comparable period in 1994. The average production cost per barrel includes $16.89 for repairs and maintenance in 1995 compared to $29.76 in 1994. The wells within the field may require additional workover expenditures in future periods.

Operating expenses for the six months ended September 30, 1995 increased approximately 7% over the comparable period in 1994 due to legal and accounting expenditures in connection with the proposed acquisition of oil and gas assets from Karlton Terry Oil Company.

Depreciation and amortization decreased approximately 6% for the six months ended September 30, 1995 over the comparable period in 1994 due to a reduction in property and equipment.

Interest and dividend income for the six months ended September 30, 1995 decreased approximately 27% over the comparable period in 1994 due to changes in portfolio mix and sales of marketable securities.

Rental income decreased approximately 49% for the six months ended September 30, 1995 over the comparable period in 1994 due to nonrenewal of an office lease by a lessee. The office space remains vacant as of September 30, 1995.

The equity in partnership losses of $20,764 represents the Company's 19% share of operating losses for the six months ended September 30, 1995 in a golf driving range, miniature golf and batting facility.

FINANCIAL CONDITION

Net cash used in operations of $211,743 for the six months ended September 30, 1995 was the result of a net loss of $267,699 decreased by non-cash net expenses of $44,638 (comprised of depreciation and amortization, equity in partnership losses and gain on sale of marketable securities) and changes in operating assets and liabilities of $11,318. Net cash used in operations of $174,920 for the six months ended September 30, 1994 was the result of a net loss of $294,743 decreased by non-cash net expenses of $122,892 (comprised of depreciation and amortization, equity in partnership losses, gain on sale of marketable securities and abandoned leases) and changes in operating assets and liabilities of $3,069.

Net cash provided by investing activities by the Company was $69,903 and $232,554 for the six months ended September 30, 1995 and 1994, respectively. During the six months ended September 30, 1995, the Company utilized the net cash proceeds of $75,628 from the purchase and sale of marketable securities for capital expenditures of $9,003 and operating activities. In addition, the Company borrowed $40,000 for operating activities. During the six months ended September 30, 1994, the Company utilized the net cash proceeds of $248,901 from the purchase and sale of marketable securities for capital expenditures of $12,867, the purchase of treasury stock for $35,351 and operating activities.

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

In addition to its real estate and oil and gas operations, the Company is reviewing other business opportunities. Subsequent to September 30, 1995, the Company entered into an Asset Purchase Agreement with Karlton Terry Oil Company and its principals to acquire oil and gas assets for shares of Class B common stock of Metro representing 80% of shares of common stock to be issued and outstanding. The Asset Purchase Agreement is subject to approval by Metro's stockholders. (See Note 4 "Subsequent Events" included with the unaudited consolidated financial statements.)

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

             None

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                 Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                The following report on Form 8-K was filed by Metro:

                  Date of Report    Item Reported    Financial Statements Filed
                  August 25, 1995       Item 5                None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          METRO CAPITAL CORPORATION
                                          (Registrant)


Date:  November 6, 1995                   By: /s/ Robert E. Thrailkill
                                              Robert E. Thrailkill
                                              President
                                              (Principal Executive Officer)


Date:  November 6, 1995                   By: /s/ John A. Alsko
                                              John A. Alsko
                                              Vice President-Finance
                                              (Principal Financial and
                                                 Accounting Officer)