Form 10QSB
period 1995-12-31
AMERICAN RIVERS OIL CO
filed 1996-02-14
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
      Quarterly Period Ended December 31, 1995
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
       Transition Period from __________ to _________

Commission file number  0-10006

                          _________  AMERICAN RIVERS OIL COMPANY
       (Exact name of small business issuer as specified in its charter)

                  Wyoming
         84-0839926
     (State or other jurisdiction of
(I.R.S. Employer
      incorporation or organization)
Identification No.)

    700 East Ninth Avenue, Suite 106, Denver, CO
80203
            (Address of principal executive offices)
(Zip Code)

                                                            (303) 832-1117
                                                    (Issuer's telephone number)

       Metro Capital Corporation, 716 College View Drive, Riverton, WY 82501 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No

The number of shares of the Issuer's $.01 par value common stock outstanding as of February 5, 1996 was 1,614,270.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X


                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                                DECEMBER 31, 1995
                                                          (Unaudited)

                                                             ASSETS
Current Assets :
     Cash
                         $     27,656
     Oil and gas sales receivable
                      31,385
     Accounts receivable, joint interest owners
                              3,552
      Total current assets
   62,593

Oil and Gas Properties, at cost, using successful efforts method:
     Proved properties
                                   3,150,712
     Less accumulated depreciation, depletion and amortization
                         (170,396)
      Net oil and gas properties
 2,980,316

Investment in Subsidiary
 2,347,954
Deferred Offering Costs                                                 22,422

               $5,413,285

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note payable to major Class B shareholder
             $     86,530
     Note payable to subsidiary
                                   11,681
     Current maturities of long-term debt
                               58,100
     Accounts payable and accrued expenses
                        141,075
          Total current liabilities
                                      297,386

Long-Term Debt, less current maturities
                          169,514
Deferred Income Taxes
                                 330,300

Stockholders' Equity:
     Preferred stock, $.50 par value; 5,000,000 shares
          authorized; no shares issued
                    --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 2,700,689 issued
                27,007
     Class B common stock, $.01 par value; 8,000,000 shares
          authorized; 7,717,820 issued and outstanding
                        77,178
     Additional paid-in capital
                               4,902,410
     Commitment to issue 250,000 shares of common stock
              375,000
     Retained earnings
970,552
     Less: Treasury stock, at cost, 1,101,234 shares
              (1,736,062)
          Total stockholders' equity
              4,616,085
                                                           $ 5,413,285

      See accompanying notes to these consolidated financial statements.



                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     For the Three Months          For the Nine
Months
                                     Ended December 31,           Ended
December 31,
                                                                         1995
        1994                1995          1994
REVENUE:

     Oil and gas sales                               $    26,887   $    43,823
     $   76,052   $ 112,621
     Operator fees                                      1,850          1,500
          5,600          2,500
                                          28,737         45,323
81,652      115,121

EXPENSES:
     Oil and gas production costs                         18,736         15,522
           45,290        40,023
     General and administrative                           50,166         32,457
          119,249       97,372
     Professional fees relating to
           Contributed Properties                           145,129
--              145,129            --
     Nonemployee compensatory common
           stock option expense                            200,000
--              200,000            --
     Depreciation, depletion and
           amortization                                             8,650
    8,794            24,490        23,111
     Provision for impairment of oil and
           gas properties                                       140,451
   --               140,451            --
                Total expenses                                563,132
56,773          674,609       160,506
LOSS FROM OPERATIONS                  (534,395)      (11,450)        (592,957)
    (45,385)

OTHER INCOME (EXPENSE):
     Gain on drilling arrangements                          --
--                   --            138,241
     Equity in subsidiary losses                  (51,390)           --
     (51,390)            --
     Interest expense                                            (3,093)
(5,501)          (12,630)       (14,541)
                                        (54,483)       (5,501)
(64,020)       123,700

Income (loss) before income tax benefit         (588,878)      (16,951)
(656,977)        78,315

Income tax benefit                                          143,900
--               169,100             --

Net income (loss)                                             $(444,978)      $
(16,951)      $(487,877)   $   78,315

NET LOSS PER COMMON SHARE:
    Common stock                                       $       (.06)
               $       (.07)
    Class B common stock                           $       (.04)
           $       (.05)

AVERAGE NUMBER OF SHARES
    OUTSTANDING
          Common stock                                1,599,455
           1,599,455
          Class B common stock                    7,717,820
       7,717,820

      See accompanying notes to these consolidated financial statements.

                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                              Nine Months Ended

                                   December 31,
                                                       1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $
(487,877)   $   78,315
          Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
             Depreciation, depletion and amortization
24,490          23,111
             Equity in subsidiary losses                                51,390
           --
                    Nonemployee compensatory common stock
                          option expense
                       200,000             --
                    Provision for impairment of oil and gas properties
       140,451             --
                    Deferred income tax benefit
                (169,100)            --
                    Commitment to issue common stock for services
      68,250             --
                    Gain on drilling arrangements
                      --          (138,241)
              Changes in operating assets and liabilities:
                   (Increase) decrease in -
                        Accounts receivable                             14,199
      (47,661)
                    Increase (decrease) in -
                         Accounts payable and accrued expenses
    94,893          39,226
               Net cash used in operating activities
        (63,304)        (45,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition costs for oil and gas properties
         (718,803)            --
     Cash obtained in acquisition
                700,000             --
     Other capital expenditures for oil and gas properties
        (8,315)      (219,808)
           Net cash used in investing activities
              (27,118)      (219,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings
                98,210              --
     Principal payments on borrowings
           (37,694)        (31,100)
     Private placement offering costs
                (2,480)             --
     Owners' contributions
                    60,042         296,158
           Net cash provided by financing activities
          118,078         265,058

Increase in Cash
                       27,656             --

Cash, beginning of period
                    --                   --

Cash, end of period
               $    27,656     $        --

Supplemental Information:

     Cash paid for interest
               $    12,630     $     14,541

      See accompanying notes to these consolidated financial statements.


                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

    In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company (KTOC)
    entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and
    gas properties ( the "Contributed Properties") for  a   total of  7,717,820
shares of Class B              common stock of Metro, which represented 80%  of
the issued and outstanding voting
      securities of  Metro. On  November 29,  1995, the  shareholders of  Metro
approved this                  transaction and the closing occurred on December
8, 1995. The shareholders also approved        changing the name of the Company
from Metro to American Rivers Oil Company (AROC). At the closing date, additional working interests in the KTOC oil and gas properties (the "Option
 Properties") were acquired for cash, a portion of  the Class  B common  shares
issued in the           transaction, and other consideration.

   The unaudited consolidated financial statements included herein give  effect
to these                         transactions by  recording KTOC's  Contributed
Properties at their historical carrying value           since  the KTOC  owners
continue to exercise control of the Contributed Properties through their majority voting interest. Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary,
      Bishop Capital Corporation, formerly Bishop Cable Communications Corporation, (Bishop)
   where they are being operated autonomously by the prior management of Metro pursuant to the terms of a five year Operating Agreement. The Option Properties acquired were recorded based on the cash and the fair value of securities and other consideration issued. For a more complete description of the Company's acquisition of the oil and gas properties, reference is made to the Company's Form 8-K dated December 8, 1995.

    The unaudited consolidated balance sheet at December 31, 1995 reflects AROC's investment in Bishop using the equity method (See Note 2). The
unaudited consolidated statements of                operations  and cash  flows
included herein for the nine months ended December 31, 1994 only        include
the operations of the Contributed Properties. The unaudited consolidated statements of operations and cash flows for the nine months ended December
31, 1995 include the                   operations of the Contributed Properties
for the entire period, the Option Properties and other        subsidiaries  for
December 1995, and the December 1995 operating results of Bishop utilizing the equity method of accounting.

      In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1995 and the results of operations and cash flows for the nine month periods ended December 31, 1995 and 1994.

2.  Investment in Subsidiary

   The Subsidiary into which Metro's assets were  transferred (See  Note 1)  is
being operated                 autonomously by  the prior  management of  Metro
pursuant to the terms of an Operating


                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2. Investment in Subsidiary (continued)

   Agreement. Since the Company does not exercise control over the wholly-owned
Subsidiary's      operations, the  investment is  accounted for  by the  equity method.

      Following  is  a  summary  of condensed  unaudited financial  information
pertaining to the               Subsidiary:


     December 31,

           1995
      Balance sheet data:
          Current assets
$ 1,156,635
          Noncurrent assets
1,249,744
          Current liabilities
      58,425
          Company's equity in net assets
2,347,954

                                                                            One
Month      Three Months    Nine Months

 Ended               Ended               Ended

December 31,    December 31,    December 31,

  1995                 1995                 1995
     Operations data:
          Revenue                                                        $
5,100            $   18,615         $   48,881
          Costs and expenses                                         (60,553)
          (404,051)         (761,447)
          Gain on sale of marketable securities                   --
        630,956            685,632
          Other income (expense)                                     4,063
             4,545              25,516
          Net income (loss)                                        $ (51,390)
        $ 250,065         $    (1,418)

          Company's equity in subsidiary's loss          $ (51,390)

3.  Loss Per Share

    The computation of net loss per share is based on the rights of each class of common stock.
    The Class B common stock is not entitled to participate in any distribution
of shares or assets        of the  wholly-owned Subsidiary  into which  certain
assets were transferred from Metro until
        such shares are converted into common stock beginning June 1998. Accordingly, beginning in December 1995, the common shares were allocated 100% of the Subsidiary's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.







                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. Supplemental Disclosure to Consolidated Statements of Cash Flow of Noncash Investing and
     Financing Activities

     Significant noncash investing and financing activities are as follows:


                                  Nine Months Ended

                                        December 31,

                                    1995            1994
          Acquisition of oil and gas option properties:
               Total acquisition costs for oil and gas properties
          $2,105,682   $    --
               Less noncash transactions:
                                                                           Fair
value of 552,945 shares of Class B common stock issued   (552,945)        --
                   Production payment obligation incurred
               (77,184)        --
                   Commitment to issue 54,500 shares of common stock for
                       property acquisition services
                       (81,750)        --
                   Fair value of 450,000 shares of convertible Class B common stock issued
                            (675,000)        --
           Cash paid                                                          $
  718,803   $    --

         Fair value of 6,714,875 shares of Class B common stock issued for Contributed Properties
                  $   268,136   $    --

         Deferred tax liability arising from temporary differences related to the acquisition
                       $   499,400    $    --

5.  Stock Option and Bonus Plans

     In October 1995, the Company awarded 30,000 shares of the Company's Common Stock from the 1987 Stock Bonus Plan to officers and employees. Nonemployee directors were awarded an additional 20,000 shares of the Company's Common Stock  outside
of the Plan.          The awarded shares  were not  issued as  of December  31,
1995. The Company also granted           options  to acquire  70,000 shares  of
Common Stock from the 1992 Stock  Option Plan  to                     officers,
employees and directors of  which 45,000 are exercisable at $1.50 per share and
           25,000 at $1.65 per share.

6. Common Stock

    The Company has agreed to issue 100,000 shares  of Common  Stock for  legal
services                      rendered in  connection with  the Asset  Purchase
Agreement and 100,000 shares to a
    non-affiliated third party for property acquisition and other services. The issuance of the
      200,000 shares is subject to the Company first filing a registration statement on Form S-8 covering the registration of such shares.



                          AMERICAN RIVERS OIL COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.  Common Stock (continued)

     The Company also agreed to issue to a non-affiliated third party options to acquire up to
     400,000 shares of Common Stock at $1.00 per share in lieu of cash for services to be performed on behalf of the Company. The difference between the option price of $1.00 and the fair market value of the Common Stock of $1.50 was recorded as a charge to operations of $200,000 during the quarter ended December 31, 1995. The issuance of the options is subject to the Company first filing a registration statement on Form S-8 covering the registration of the shares underlying the options.

     In connection with the  Asset Purchase  Agreement, the  Company agreed  to
grant an option           (the "Option") to the Subsidiary (Bishop) to  acquire
800,000 shares of Common Stock to be
    distributed pro rata to the holders of the Common Stock. The Option will be exercisable for a period of 120 days at an exercise price of $.10 per share commencing 36 months from the closing in the event that one of the following events has not occurred by such time: (a) the
    Company has a minimum of $16.5 million of Proved and Probable Reserves as set forth in an independent petroleum engineer's report prepared in accordance with SEC pricing and cost assumptions; or, (b) the average bid price for the Common Stock shall have been at least $4.00 for two periods of twenty consecutive trading days; or (c) cash flow (gross revenues from oil and gas production less expenses directly charged against such production) for the Company shall have been greater than $2,000,000 for any fiscal year. The Option will be distributed to the shareholders, if at all, 36 months from the closing date.

7. Subsequent Events

    Subsequent to December 31, 1995, the Company completed the minimum  private
placement        of 500,000 shares of the Company's Common Stock. The  proceeds
of  $484,000 (net of             commissions of $16,000 but before deduction of
offering  expenses)  will  be  utilized to  meet             operating  capital
requirements, fund development of the Company's properties, purchase producing properties and repay outstanding debt. The shares issued in the private placement are subject to certain registration rights commencing six months after the close of the private placement. This offering is continuing - See Managements Discussion and Analysis of
   Financial Condition and Results of Operations.

      In January 1996, the Company sold an oil property to an unrelated third-party for $16,000. A provision for impairment of $140,451 was recorded during the quarter ended December 31,
  1995 to reflect the net realizable value for the property.

      In January 1996, the Company purchased producing properties in the Denver-Julesburg Basin for cash of $90,000 and 14,815 shares of the Company's Common Stock. The shares issued are subject to certain registration rights commencing six months after the close of the private placement.





                  AMERICAN RIVERS OIL COMPANYAND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

             Three Months Ended December 31, 1995 Compared to 1994

The Company's oil and gas sales revenue decreased by 39% for the quarter ended December 31, 1995 over the comparable period in 1994. Production volume for oil in the current quarter decreased by 49% from the comparable 1994 period due primarily to production curtailment while surface facilities were being constructed and adjusted on the Sistersville well, the Sparkle #1 well being shut-in for completion of water disposal facilities and normal, anticipated production declines. Natural gas production volume in the current quarter increased 62% from the comparable period in 1994. The average sales price for oil increased $.22 per barrel in the current quarter over the comparable period in 1994. The price of natural gas decreased by $.02 per MCF in the current quarter over the comparable quarter in 1994.

The production volumes and average sales prices during the periods were as follows:


               Three Months Ended

                     December 31,

                  1995          1994

     Oil and condensate (barrels)
      1,238         2,447
     Average sales price per barrel
    $16.58       $16.36

     Natural gas (mcf)
           3,437         2,116
     Average sales price per mcf
    $ 1.83        $ 1.85

Oil and gas production costs increased $3,200 for the quarter ended December 31, 1995 over the comparable quarter in 1994. On a BOE basis (BOE means barrels of oil equivalent, using a conversion ratio of 6 MCF of natural gas equals one barrel of oil), production costs increased to $10.35 per BOE in the current quarter compared to $5.54 per BOE in the 1994 quarter. The increased cost per BOE is attributable to fixed components of oil and gas production costs being allocated over a smaller production base.

General and administrative expense increased $17,700 for the quarter ended December 31, 1995 over the comparable quarter in 1994 and is attributable to increased personnel costs and normal inflationary increases in overhead costs.

Professional fees relating to the Contributed Properties of $145,129 consist of legal, accounting and consulting fees incurred in connection with the Asset Purchase Agreement.








Nonemployee compensatory common stock option expense of $200,000 represents the difference between the option price and the fair market value of the Common Stock as discussed in Note 6.

Depreciation, depletion and amortization expense was comparable between the two periods.

A provision for impairment of oil and gas properties for $140,000 was recorded in the quarter ended December 31, 1995 to reflect the net realizable value of an oil property which was sold subsequent to December 31, 1995.

The equity in subsidiary losses of $51,390 for the quarter ended December 31, 1995 represents the Company's equity in the December 1995 operations of Bishop Capital Corporation (Bishop). Since the Company does not exercise any control over Bishop (See Note 1), the equity method of accounting is being used to record its share of Bishop's income or loss for the period subsequent to the acquisition.

Interest expense decreased 44% for the current quarter of 1995 over the comparable 1994 quarter due to a lower average amount of debt outstanding.


             Nine Months Ended December 31, 1995 Compared to 1994

The Company's oil and gas sales revenue decreased by 32% for the nine months ended December 31, 1995 over the comparable period in 1994. Production volume for oil decreased 41% for the nine months ended December 1995 over the comparable period in 1994 due primarily to production curtailment while surface facilities were being constructed and adjusted on the Sistersville well, the Sparkle #1 well being shut-in for completion of water disposal facilities and normal, anticipated production declines. The average sales price for oil increased by $.46 per barrel for the nine months ended December 31, 1995.
Although natural gas production increased 57% for the nine months ended December 31, 1995 over the comparable period in 1994, the average sales price for natural gas decreased by $.36 per MCF.

The production volumes and average sales prices during the periods were as follows:


              Nine Months Ended

                    December 31,

                1995           1994

     Oil and condensate (barrels)
   3,551      6,066
     Average sales price per barrel
 $17.09    $16.63

     Natural gas (mcf)
        9,336      5,965
     Average sales price per mcf
 $ 1.65     $ 2.01

Oil  and  gas  production  costs  increased $5,300  for the  nine months  ended
December 31, 1995 over the comparable period in 1994. On a BOE basis, production costs increased from $5.67 to




$8.87 for the nine months ended December 31, 1995. The increased cost per BOE is attributable to fixed components of oil and gas production costs being allocated over a smaller production base.

General and administrative expense increased $21,900 for 1995 over the comparable period in 1994. The increase is attributable to increased personnel costs and normal inflationary increases in overhead costs.

Professional fees relating to the Contributed Properties of $145,129 consist of legal, accounting and consulting fees incurred in connection with the Asset Purchase Agreement.

Nonemployee compensatory common stock option expense of $200,000 represents the difference between the option price and the fair market value of the Common Stock as discussed in Note 6.

Depreciation, depletion and amortization increased 6% in the current nine months compared to the same period in 1994 due to the acquisition of additional interests in oil and gas properties.

A provision for impairment of oil and gas properties for $140,000 was recorded in the current period to reflect the net realizable value of an oil property which was sold subsequent to December 31, 1995.

The equity in subsidiary losses of $51,390 for the nine months ended December 31, 1995 represents the Company's equity in the December 1995 operations of Bishop Capital Corporation.

Interest expense decreased 13% for the nine months ended December 31, 1995 over the 1994 comparable period due to a lower average amount of debt outstanding.

FINANCIAL CONDITION

At December 31, 1995, the Company had a working capital deficit of $234,800.

The following summary table reflects the Company's cash flows for the nine months ended December 31, 1995 and 1994:


                Nine Months Ended

                     December 31,

                  1995           1994
          Net cash used in operations
$  (63,304)  $  (45,250)
          Net cash used by investing activities
(27,118)     (219,808)
          Net cash provided by financing activities
118,078      265,058

The Company experienced a net use of cash for operating activities for the nine months ended December 31, 1995 and 1994 of $63,304 and $45,250, respectively. The Company used $27,118 for investing activities in the current period compared to $219,808 in 1994. The decrease in 1995 over 1994 is due to $700,000 cash obtained in the acquisition which was utilized to purchase the additional interests in certain oil and gas properties. Net cash provided by financing activities decreased in the current period as compared to 1994 due primarily to a reduction in owners'



contributions (applicable to periods prior to the contribution of certain oil and gas properties to the Company by the owners). The Company also utilized noncash financing in the form of Class B common stock and a production payment obligation as additional consideration for the acquisition of additional interests in certain oil and gas properties discussed in Notes 1 and 4.

The Company's oil and gas strategy is and will continue to be the acquisition and development of leases underlying large rivers and lakes in known oil and gas fields (the "River Leases"). The Company also intends to acquire producing cash flow properties in the Denver-Julesburg Basin to augment and diversify its strategy on the River Leases. The Company will also review and consider acquiring or participating in other oil and gas projects which management may expect will increase the cash flow and/or add to the long-term financial stability of the Company.

A portion of the Company's oil and gas reserves are Proved Undeveloped Reserves. Successful development and production of such reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that present oil and gas wells of the Company will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, or that there will be favorable markets for oil and gas which may be produced in the future.

The Company's development plans include the drilling of offsets to the existing river wells as a preliminary priority while gradually drilling new wells under previously undrilled river projects at the rate of three to five wells per year. It is estimated that capital of $1,700,000 will be required to: (i) meet operating capital requirements; (ii) carry out management's plans to drill three to five development wells in 1996; (iii) purchase existing producing oil and gas wells; and (iv) repay outstanding debt. The assets transferred to the Subsidiary as part of the acquisition are not available for use by the Company. To meet these requirements, management is conducting a private placement of up to 1,800,000 shares of the Company's common stock for gross proceeds of $1,800,000. Subsequent to December 31, 1995, the Company received the minimum proceeds of $484,000 (net of commissions but before deduction of other offering expenses). The offering is continuing and the Company may receive up to $1,300,000 of additional proceeds (before deduction of commissions and other offering costs). If the maximum proceeds from this offering are raised, the
Company believes that the net proceeds would be sufficient to fund planned activities through at least the end of 1996. If the maximum proceeds are not raised, management may seek alternative financing arrangements, including additional bank financing and/or the promotion of drilling arrangements to oil industry partners and other investors. There is no assurance that the bank financing or the promotion of drilling arrangements to industry partners and other investors will occur. No commitments have been received for any such financing or drilling arrangements. If such financing is not obtained or alternate drilling arrangements completed, the Company could experience significant cash flow problems. In such case, the Company may have to promote a well by selling a portion of its leasehold acreage. While management believes obtaining financing through industry partner promotion is a viable means to fund development, it is not the preferred alternative since it results in a lower share of the related proved reserves and cash flows.









                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Default Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             a. A Special Meeting of Shareholders was held on November 27, 1995 and adjourned and reconvened on November 29, 1995.

             b. The shareholders of the Company  elected management's  director
nominees as listed in                  the  proxy statement. The votes for  and
withheld with respect to each director are as
                follows:

                                                                      For
               Withheld
                             Karlton Terry                880,955
        5,055
                             Jubal Terry                   880,955
          5,055
                             Denis Bell                    880,955
          5,055

            c. A brief description of each other matter voted upon at the meeting is as follows:

              (1) To ratify the Asset Purchase Agreement among the Company, Karlton Terry Oil
                   Company, Karlton Terry, Jubal Terry and the transactions related thereto.
                             For                              872,127
                             Against                           9,839

             (2) To amend the Company's Articles of Incorporation to (a) change the Company's name to American Rivers Oil Company; (b) increase the number of authorized shares of Common Stock, $.01 par value, to 20,000,000 shares and the number of authorized shares of Preferred Stock, $.50 par value, to 5,000,000 shares; and (c)
                  to authorize a total of 8,000,000 shares of Class B Common Stock with a par value of $.01 per share.
                            For                              871,173
                            Against                           9,787




                                    PART II

                               OTHER INFORMATION
                                  (Continued)


                (3) To approve an increase in the number of shares of the Company's Common Stock covered by the Company's 1992 Stock Option Plan for employees (including officers), directors and consultants of the Company to 500,000 shares.
                             For                                  856,615
                             Against                             19,291

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                    Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                 The following reports on Form 8-K were filed by the Company:

                  Date of Report                 Item Reported
Financial Statements Filed
                 November 3, 1995           Items 5, 7
        None
                 December 8, 1995            Items 1, 2, 5, 7
Audited and Unaudited Financial

                   Statements of the KTOC

                   Contributed Properties and the

                   KTOC Option Properties

               Pro Forma Financial Statements



















                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  AMERICAN RIVERS OIL COMPANY

   (Registrant)


Date:  February 5, 1996                                               By:   /s/
Karlton Terry

          Karlton Terry

          President

          (Principal Executive Officer)


Date:  February 5, 1996                                              By:    /s/
Jubal Terry

          Jubal Terry

          Vice President and Acting

             Chief Financial Officer

          (Principal Financial Officer)