Form 10KSB
period 1996-03-31
AMERICAN RIVERS OIL CO
filed 1996-07-15
CIK 353601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 31, 1996
[  ]  Transition   report   under   section  13  or  15(d)  of  the   Securities
       Exchange  Act  of  1934  (No  Fee Required) for the transition period
       from                      to
           ---------------------    -------------------

Commission file number: 0-10006
                        -------

                           AMERICAN RIVERS OIL COMPANY
                  -------------------------------------------
                 (Name of small business issuer in its charter)

         Wyoming                                             84-0839926
- - ----------------------------                              ---------------
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                           Identification No.)


700 East 9th Avenue, Suite 106, Denver, CO                          80203
- - --------------------------------------------------                ----------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (303) 832-1117

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12 (g) of the Act: Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months , and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in reponse to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1996 were $180,335.

The aggregate market value of the voting stock held by non-affiliates based on the last sale price as quoted by NASDAQ as of June 20, 1996 was $3,854,549.

The number of shares outstanding of the issuer's Common Stock as of June 20, 1996 was 2,851,770. The number of shares outstanding of the issuer's Class B Common Stock as of June 20, 1996 was 7,267,820.

Documents incorporated by reference: None

           Transitional Small Business Disclosure Format (Check one):
                          Yes            No    X

                                     PART I

Item 1.  Business
         --------

The Company
- - -----------

American Rivers Oil Company (the "Company") was originally incorporated under the laws of the State of Colorado on February 2, 1981 as Metro Cable Corporation. On March 31, 1992, the Company reincorporated in the the State of Wyoming and changed its name to Metro Capital Corporation. For the past six years and until the recent consummation of the Asset Transfer described below, the Company has been principally engaged in petroleum operations, real estate development and seeking business opportunities.

In October 1995 the Company entered into an Asset Purchase Agreement (the "Agreement") with Karlton Terry Oil Company ("KTOC"), a Colorado corporation, pursuant to which KTOC transferred to the Company certain oil and gas properties in exchange for shares of the Company's Class B Common Stock (the "Asset Transfer"). As a result of the Asset Transfer and pursuant to the terms of the Agreement, the Company changed its name to American Rivers Oil Company and is now principally engaged in the oil and gas business. Additional working interests in the oil and gas properties transferred to the Company were acquired in December 1995 for cash and other consideration. The Company's executive offices are located in Denver, Colorado. At March 31, 1996, the Company had three full-time employees.

In connection with this transaction, the Company transferred to Bishop Capital Corporation (formerly Bishop Cable Communications Corporation), its wholly-owned subsidiary (the "Subsidiary"), all of the Company's assets except for $700,000 and its working interest in, and its operating agreement with respect to, an oil property owned by the Company. The Subsidiary is operated autonomously by the previous management of the Company pursuant to a five year operating agreement. In addition to being principally engaged in real estate development, the Subsidiary has natural gas royalty interests. The Subsidiary maintains its corporate offices in Riverton, Wyoming. At March 31, 1996, the Subsidiary had four full-time employees.

Operating Strategy
- - ------------------

The Company's objective is to increase value through sustained profitable growth of its oil and gas reserves and production by pursuing a combined strategy of focused acquisitions, drilling and developing the reserves underlying large rivers and lakes in known oil and gas fields (the "River Leases") and considering and reviewing other oil and gas opportunities which will add to the long-term stability of the Company. The Company does not intend to conduct a significant amount of exploratory drilling.

The Company owns several River Leases which management believes provide an opportunity to develop oil and gas reserves in existing fields which heretofore were not fully developed because of lack of adequate drilling technology. The
Company plans on developing these River Leases by using directional and horizontal drilling methods, which are oil and gas developmental technologies now in wide use.

Markets
- - -------

The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids. The Company does not currently use commodity futures contracts and price swaps in the marketing of its natural gas and crude oil.

Crude oil produced from the Company's properties is generally sold by truck or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). Currently, the three primary purchasers of the Company's crude oil are Farm Bureau, Total Petroleum and Scurlock Permian. Together these three purchasers buy more than 80% of the Company's annual crude oil sales. The market for the Company's crude oil is competitive. The Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on then-current market conditions and pricing. However, oil prices are subject to volatility due to several factors beyond the Company's control including political turmoil, domestic and foreign production levels, OPEC's ability to adhere to production quotas and possible governmental control or regulation.

The Company sells its natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the Company receives a net price at the wellhead.

Competition
- - ------------

The oil and natural gas industry is intensely competitive. The Company encounters strong competition from other independent oil companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. The Company competes with a substantial number of other companies having larger technical staffs and greater financial and operational resources.

The Company's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors that affect its ability to market its oil and natural gas production. The prices of oil and natural gas realized by the Company are highly volatile. The price of oil is generally dependent on world supply and demand, while the price the Company receives for its natural gas is tied to the specific markets in which such gas is sold. Declines in crude oil prices or natural gas prices adversely impact the Company's activities. The Company's financial position and resources may also adversely affect the Company's competitive position. Lack of available funds or financing alternatives will prevent the Company from executing its operating strategy and from deriving the expected benefits therefrom. For further information concerning the Company's financial position, see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Regulation
- - ----------

All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, production rates, environmental protection and pollution control, royalty rates and taxation rates. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the start or continuation of any given exploration or development project.

Regulations are subject to future changes by legislative and administrative action and by judicial decisions, which may adversely affect the petroleum industry. In the past few years legislation has been adopted that increases the authority granted to the Oil and Gas Conservation Commission to issue regulations pertaining to surface damages, health and safety matters and environmental issues. Additionally, certain municipalities have either proposed or adopted regulations that affect oil and gas operations within their city limits. At the present time, it is impossible to predict what effect current and future proposals or changes in existing laws or regulations will have on the Company's operations, estimates of oil and natural gas reserves, or future revenues.

The Company believes that its operations comply with all applicable legislation and regulations in all material respects, and that the existence of such regulations has had no more restrictive effect on the Company's method of operations than other similar companies in the industry. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company, the extent of which the Company now is unable to assess. Since inception, the Company has not made any material capital expenditures for environmental control facilities and is not currently aware of any need to make any such expenditures in the future.

Regulation of Production. In most areas which the Company may conduct activities in the United States, there may be statutory provisions regulating the production of oil and natural gas, and under which state administrative agencies may promulgate rules in connection with the operation of both oil and gas, and/or establish allowable rates of production. For wells in which the Company owns an interest, such rules may restrict the oil and gas production rate to below the rate such wells could be produced in the absence of such regulations.

Environmental Regulations. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The reservoir and the bottom hole locations of the wellbores are deep enough and far enough under the river (a 4" to 9" diameter hole at depths between 1,500 and 8,000 feet deep) that they will have no effect on the river or the river bottom. The Company's surface location will be no closer to the river that the vertical wells which have heretofore been drilled, and therefore the Company has no increased liability, regulation, or obligation over vertical wells which have locations near rivers. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and/or impose substantial liabilities for pollution or in offshore waters or submerged lands. Future regulations may impose additional restrictions on the Company's activities. It is impossible to predict if, or in what form, the regulations will be adopted and hence their potential impact upon the Company's operations.

State Regulation. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and/or reports concerning operations.

Operations of the Subsidiary
- - ----------------------------

The Company, Karlton Terry Oil Company and the Subsidiary entered into a five year operating agreement (the "Operating Agreement") pursuant to which the Subsidiary is operated autonomously by the previous management of the Company. The Operating Agreement provides that any determination by the Subsidiary's Board of Directors with respect to the business, operations and assets of the Subsidiary will be final, conclusive and binding and will not be subject to any modification whatsoever by the Company's Board of Directors or its management for any reason; provided, however, that in no event will the Company, its Board and management be required to breach fudiciary duties owed to the Company or its shareholders. The Company and its management have agreed to maintain the Operating Agreement in effect for a five year term and not take any action to interfere, intervene or disrupt the control and operation of the Subsidiary by its management. The Operating Agreement includes a voting agreement enabling the Subsidiary's President to vote shares of the Subsidiary owned by the Company with respect to matters exclusively affecting the Subsidiary.

Real Estate Development
- - -----------------------

In October 1993, the Subsidiary entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. A summary of the Subsidiary's participation in each partnership is as follows:

     (1) The Subsidiary contributed $250,000 cash to the first partnership which purchased approximately 55 acres of land for commercial development. The Subsidiary, as general partner, has an 81% interest with the remaining 19% interest held by a limited partner who is the general partner in the second partnership. The Subsidiary will be allocated 100% of the income and losses until it has been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to the Subsidiary and 19% to the limited partner.

     (2) The Subsidiary contributed $100,000 cash to the second partnership which purchased approximately 35 acres of land for the construction of a recreational facility encompassing a golf driving range, miniature golf and baseball/softball batting cages. This facility commenced operations in July
1994. The Subsidiary, as the limited partner, has a 19% interest with the remaining 81% interest held by an unrelated third-party as the general partner. The Subsidiary contributed an additional $250,000 when certain financing requirements in the partnership agreement were fulfilled by the general partner. The Subsidiary is not a guarantor of any debt in this partnership.

The Subsidiary competes with other commercial real estate development companies having greater financial and operational resources and technical staffs that plan, supervise, develop and market the projects. The Subsidiary's business is affected not only by such competition, but also by market demand, interest rates, credit availability and the strength of the economy in general.

The undeveloped real estate is subject to local zoning laws and regulations. The undeveloped real estate must be surveyed, designed and platted and then submitted to the appropriate local authorities for approval and appropriate permits. Since the undeveloped real estate borders a drainage channel, the local authorities may require that certain improvements be made along such drainage channel. The Subsidiary is in the preliminary planning stages for the undeveloped real estate. Accordingly, no plats have been submitted to the local authorities for approval.

In October 1995 the Subsidiary acquired approximately 5 acres of undeveloped real estate in Riverton, Wyoming for $80,000 and is presently developing this parcel into a 15 lot subdivision. The total acquisition and improvement costs are estimated to be approximately $234,000. The improvements are scheduled to be completed in July 1996 and the sale of the improved lots should commence shortly thereafter.

The Subsidiary is not aware of any non-compliance with existing local, state and Federal environmental rules and regulations in regards to the undeveloped real estate.

Natural Gas Royalty Interests
- - -----------------------------

The Subsidiary has royalty interests in the Madden Unit in Wyoming which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant was completed in February 1995 to treat the "sour gas" from the Madison producing horizon (24,000 feet). The Subsidiary has no ownership interest in the gas processing plant. The plant which commenced operations in March 1995 is currently processing 50 MMCFD (million cubic feet per day) from the two completed Madison wells. The plant products include methane, sulfur and carbon dioxide. The Subsidiary's royalty interests in "sour gas" production are subject to plant processing costs and severance and ad valorem taxes. The Subsidiary and other royalty owners are negotiating with the plant operator to eliminate the deduction of certain processing costs which may not be in accordance with applicable state rules and regulations.

Item 2.  Properties
         ----------

The  Company's  principal  reserves  and  producing  properties  are oil and gas properties located in Colorado, Kentucky, Louisiana and West Virginia. Subsequent to March 31, 1996, one of the producing properties in Louisiana was pledged as collateral on a loan from the Subsidiary.

The Subsidiary's principal properties consist of undeveloped real estate located in Colorado and Wyoming and natural gas royalty interests in Wyoming. None of the properties are held subject to any major encumbrance.

Reserves
- - --------

Information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 13 of Notes to Consolidated Financial Statements.

Since April 1, 1995, the Company has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

Production
- - ----------

The following table sets forth information with respect to the Company's oil and gas production, average sales prices and average production costs for the two years ended March 31, 1996:

                                                  1996                1995
                                                 ------             -------
     Quantities Produced and Sold
          Oil  (Bbls)                             6,999               7,979
          Natural Gas (Mcf)                      28,430               7,064

     Average Sales Prices
          Oil(per Bbl)                           $17.53              $16.71
          Natural Gas (per Mcf)                  $ 1.76              $ 1.88

     Average Production Cost per BOE (1)         $ 7.48              $ 5.80

- - ---------------
     (1) Production units were converted to common units of measure using a conversion ratio of six Mcf of natural gas equals one barrel of oil equivalent (BOE). Production costs exclude depreciation and depletion associated with property and equipment.

Productive Wells
- - ----------------

The following summarizes the Company's total gross and net productive wells at March 31, 1996, all of which are in the United States:

                                                   Productive Wells (1)
                                                ---------------------------
                                                Gross (2)           Net (3)
                                                ---------          --------

                  Oil                              17                 3.4
                  Gas                              75                16.3
                                                   --                ----

                    Totals                         92                19.7
                                                   ==                ====

- - ---------------
    (1)  Productive   wells  are  producing  wells  and  wells  capable  of
         production, including wells that are shut-in.
    (2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
    (3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed and Undeveloped Acreage
- - ---------------------------------

At March 31, 1996, the Company held acreage as set forth below. A portion of the developed acreage in Louisiana is subject to a lien securing a loan from the Subsidiary and a portion of the undeveloped acreage in Kentucky is subject to a production payment.

                           Developed Acreage (1)      Undeveloped Acreage (2)
                           ---------------------      -----------------------
                           Gross (3)     Net (4)      Gross (3)         Net(4)

   Colorado                2,840.0       550.8         1,480.0          284.9
   Kentucky                   30.0        21.9         4,381.9        3,985.0
   Louisiana               2,994.0       676.8            50.0            8.5
   West Virginia             153.0        76.5         1,692.0          846.0
                          --------      ------         -------       --------
      Totals               6,017.0     1,326.0         7,603.9        5,124.4
                           =======     =======         =======       ========
- - ----------

(1) Developed acres are those acres which are spaced or assigned to productive wells.

(2) Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held by production under the terms of a lease.

(3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interest owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity
- - -----------------

The Company did not drill any exploratory or development wells for the years ended March 31, 1996 and 1995.

Present Activities
- - ------------------

The Company is presently permitting wells to drill in Lake Hatch, Louisiana, Smith Mills North Field, Kentucky, Sistersville, West Virginia and Union County, Kentucky. These wells are planned to be drilled in fiscal year 1997.

Real Estate Development Operations of Subsidiary
- - ------------------------------------------------

The Subsidiary has an 81% interest, as general partner, in a limited partnership which owns approximately 55 acres of undeveloped real estate in Colorado Springs, Colorado. The property which is bounded by major east/west and north/south arterials is zoned for most commercial and retail uses along with office complexes. The Subsidiary is in the preliminary planning stages relative to the proposed program of development of such property. Accordingly, the estimated costs for surveying, designing and platting the property is unavailable. These initial costs are expected to be internally financed. When a proposed plat is submitted to the local authorities for approval and appropriate permits, the Subsidiary may be required to post a letter of credit or expend funds for certain improvements to a drainage channel which borders the western boundary of the property. The estimated costs for such improvements are not known at this time. The property is not subject to any major encumbrance.

The  Subsidiary  is  currently  having  discussions  with  several   prospective
purchasers regarding retail pad sites. No formal agreements or contracts have been entered into as of June 20, 1996.

The property is subject to competitive conditions relating to market demand, interest rates, credit availability and the strength of the economy in general.

The Subsidiary also has a 19% limited partnership interest in another partnership which constructed a recreational facility encompassing a golf driving range, miniature golf and baseball/softball batting cages on 35 acres contiguous to the 55 acres owned by the previously discussed partnership. The facility commenced operations in July 1994. The Subsidiary is not a guarantor of any debt in this partnership.

The Subsidiary also purchased approximately 5 acres of undeveloped real estate located in Riverton, Wyoming in October 1995. The property which is not subject to any major encumbrance is currently being developed as a 15 lot subdivision and improvements (utilities and street) are estimated to be completed in July 1996. The Subsidiary has estimated total costs for the acquisition and improvements to be approximately $234,000.

There have been no sales of real estate and operating costs and expenses have been immaterial for the years ended March 31, 1996 and 1995.

Item 3.  Legal Proceedings
- - --------------------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II
                                     -------

Item 5. Market for the Company's Stock and Related Stockholder Matters
- - ----------------------------------------------------------------------


Common Stock
- - ------------

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market System under the symbol "AROC." The following table shows the high and low bids for the common stock of the Company for the periods indicated as furnished by NASDAQ. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not reflect actual transactions.

            QUARTER ENDED             HIGH BID              LOW BID

                03/31/94               $1.25                 $1.12
                06/30/94                1.00                   .94
                09/30/94                 .75                   .63
                12/31/94                1.69                   .82

                03/31/95                1.12                   .75
                06/30/95                1.19                   .75
                09/30/95                2.38                  1.00
                12/31/95                2.38                  1.50

                03/31/96                1.75                  1.25

As of June 20, 1996, there were approximately 2,100 holders of record of the Company's common stock (which amount does not include the number of shareholders whose shares are held of record by brokerage houses).

Class B Common Stock
- - --------------------

The Class B common stock, which is not traded in any public trading market, was issued in connection with the Asset Transfer and has all of the rights of currently issued and outstanding shares of the Company's common stock except that (i) the Class B common stock shall not be entitled to participate in any distribution of shares or assets of the Subsidiary and (ii) each share of Class B common stock shall be entitled to 1.6 votes on all issues presented for vote by the shareholders. On June 26, 1996, a Special Meeting of Shareholders was held and the shareholders approved a proposal to amend the Articles of Incorporation to eliminate the super-voting provision of the Class B common stock and provide the same voting terms as the Company's common stock, one share one vote. The Articles of Amendment to the Articles of Incorporation will be filed as soon as waivers are obtained from all of the Class B shareholders. The Class B common stock is convertible on a one-for-one share basis of the Company's common stock commencing December 1998.

As of June 20, 1996, there were 10 holders of record of the Company's Class B common stock.

Dividends
- - ---------

The Company has paid no dividends on its common stock or Class B common stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
        of Operations
- - --------------------------------------------------------------------------------

Pursuant to an Asset Purchase Agreement dated October 19, 1995 among the Company, Karlton Terry Oil Company ("KTOC"), Karlton Terry and Jubal Terry (the "Shareholders"), the Company acquired certain oil and gas properties (the "Contributed Properties") of KTOC and the Shareholders in exchange for "restricted" shares of Class B Common Stock. Additional working interests in the oil and gas properties (the "Option Properties") were acquired in December 1995 from unrelated third parties for cash and other consideration. In connection with this transaction and prior to the closing in December 1995, the Company transferred to Bishop Capital Corporation (formerly Bishop Cable Communications Corporation), a wholly-owned subsidiary (the "Subsidiary"), all of the Company's assets except for $700,000 and its working interest in an oil property. The Subsidiary is being operated autonomously by the previous management of the Company pursuant to a five year operating agreement between the Company, KTOC, and the subsidiary.

The audited consolidated statements of operations and cash flows for the year ended March 31, 1996 include the operations of the Contributed Properties for the fiscal year, the Option Properties from December 1995 and the unconsolidated operations of the Subsidiary using the equity method of accounting from December 1995. The audited consolidated statements of operations and cash flows for the year ended March 31, 1995 only include the operations of the Contributed Properties. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
- - ---------------------

The Company's net loss for the fiscal year ended March 31, 1996 was $(640,000) compared to net income of $38,400 for fiscal 1995. The fiscal 1996 net loss is primarily attributable to costs and expenses of $365,500 related to the Asset Purchase Agreement, an increase of $83,500 in general and administrative expenses, a loss of $140,500 on the sale of a wholly-owned subsidiary's oil property and the Company recording its equity in losses of $161,800 related to the unconsolidated Subsidiary. In fiscal 1995, the Company had a gain on drilling arrangements of $138,200 which resulted in net income of $38,400 compared to a net loss of $77,600 in fiscal 1994.

Fiscal 1996 Compared to Fiscal 1995
- - -----------------------------------

The Company's oil and gas sales increased by approximately 18% in fiscal 1996. Although the production volume for oil decreased by approximately 12%, the Company had a significant increase in natural gas production due primarily to the acquisition of producing natural gas properties in the Denver-Julesburg Basin in the fourth quarter. The Company also incurred flooding problems on its Sistersville well in January 1996 which resulted in the curtailment of natural gas production for approximately two months. The decrease in oil production is attributable to the Sparkle #1 well being shut-in for completion of water disposal facilities and normal, anticipated production declines.

The production volumes and average sales prices for the years ended March 31, 1996 and 1995 were as follows:

                                             1996                 1995
                                            ------               -------

      Oil production (barrels)               6,999                7,979
      Average sales price (per barrel)      $17.53               $16.71

      Natural gas production (mcf)          28,430                7,064
      Average sales price (per mcf)         $ 1.76               $ 1.88

The average sales price per barrel of oil increased 5% in fiscal 1996 but was offset by a 12% reduction in production volume. Although the average sales price per mcf of natural gas decreased 6% in fiscal 1996, production volume tripled over the prior fiscal year.

Oil and gas production expense increased by $38,000 in fiscal 1996 compared to fiscal 1995. On a barrel of oil equivalent (BOE), production expense was $7.48 per BOE in fiscal year 1996 compared to $5.80 per BOE in fiscal 1995. The increase is attributable to the production curtailment on the Sistersville and Sparkle #1 wells.

General and administrative  expenses increased  approximately  $84,000 in fiscal
1996 compared to fiscal 1995 due primarily to increases in salaries and professional fees and other costs and expenses associated with a public company.

Depletion, depreciation and amortization increased approximately $9,100 in fiscal 1996 compared to fiscal 1995 due to the increase in production.

Professional fees relating to Contributed Properties of $165,500 in fiscal 1996 are legal, accounting and consulting fees incurred in connection with the Asset Purchase Agreement.

Nonemployee compensatory common stock option expense of $200,000 in fiscal 1996 represents the difference between the option price ($1.00) and the fair market value of the Company's common stock ($1.50) on 400,000 stock options issued to a non-affiliated third party for property acquisition and other services related to the Asset Purchase Agreement.

The loss of $140,500 on the sale of property in fiscal 1996 occurred when a wholly-owned subsidiary sold its only major asset consisting of an oil property to an unrelated third party for $16,000.

The equity in subsidiary losses of $161,800 represents the Company's equity in the operations of Bishop Capital Corporation, an unconsolidated wholly-owned subsidiary, for the four months ended March 31, 1996.

Interest expense decreased $4,200 in fiscal 1996 compared to fiscal 1995 due primarily to a lower average amount of debt outstanding.

Fiscal 1995 Compared to Fiscal 1994
- - -----------------------------------

The Company's oil and gas sales decreased approximately 18% in fiscal 1995 compared to fiscal 1994 primarily due to lower oil and gas production volumes resulting from normal, anticipated production  declines.  Although the  Sistersville and Sparkle #1 wells commenced production in fiscal 1995, oil production in fiscal 1995 decreased by approximately 20% and natural gas production decreased by approximately 20%. The average sales price per barrel of oil increased approximately 4% in fiscal 1995 and the average sales price per mcf of natural gas decreased approximately 11%.

The production volumes and average sales prices for the years ended March 31, 1995 and 1994 were as follows:

                                              1995                 1994
                                             -------              ------

     Oil production (barrels)                 7,979                9,970
     Average sales price (per barrel)        $16.71               $16.15

     Natural gas production (mcf)             7,064                8,866
     Average sales price (mcf)              $  1.88              $  2.12

Oil and gas production expense decreased $6,200 in fiscal 1995 compared to fiscal 1994. Production expense computed on a barrel of oil equivalent was $5.80 per BOE in fiscal 1995 compared to $5.18 per BOE in fiscal 1994. The increased cost per BOE is directly attributable to fixed components of oil and gas production expense being allocated over a smaller production base.

General and administrative expenses increased $6,300 in fiscal 1995 compared to fiscal 1994 due to a general increase in overhead associated with various oil and gas projects.

Depletion, depreciation and amortization decreased $8,400 in fiscal 1995 compared to fiscal 1994 due to a decrease in production.

Interest expense increased approximately $1,400 in fiscal 1995 due to debt amortization of 12 months compared to 11 months in fiscal 1994 when it originated.

The Company realized a gain on drilling arrangements of $138,200 from the sale of oil and gas interests on the Sistersville well to industry partners.

Accounting Policies
- - -------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 during the fiscal year ended March 31, 1996 and the change in the Company's accounting policy for impairment of long-lived assets had no effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by SFAS No. 123 in the notes to future financial statements.

Financial Condition
- - -------------------

At March 31, 1996, the Company had a working capital deficit of $157,300.

The following summary table reflects the Company's comparative cash flows for the two years ended March 31, 1996:

                                                     1996           1995
                                                    ------        -------

     Net cash used in operating  activities         $ (181,600)    $  (56,500)
     Net cash used by investing activities            (227,600)      (219,800)
     Net cash provided by financing activities         409,400        276,300

Net cash used in operations increased in fiscal 1996 compared to fiscal 1995 due to a number of factors including lower oil production volumes, higher production costs and an increase in general and administrative expenses.

Net cash used in investing activities of $(227,600) in fiscal 1996 resulted primarily from the acquisition of additional working interests in oil and gas properties from unrelated third parties in connection with the Asset Purchase Agreement for $668,000, the acquisition of producing properties in the Denver-Julesburg Basin for $264,000 and other capital expenditures of $11,000. The Company received $700,000 cash in connection with the Asset Purchase Agreement and proceeds of $16,000 from the sale of an oil property which were utilized to partially fund the investing activities. Additional cash was utilized from the financing activities to fund the balance of the investing activities.

Net cash used in investing activities of $(219,800) in fiscal 1995 resulted primarily from capital expenditures on the Sparkle #1 well.

Net cash provided by financing activities of $409,400 in fiscal 1996 resulted from net proceeds of $516,000 from the private placement and $60,000 in owners' contributions which were applicable for the period prior to the contribution of certain oil and gas properties to the Company in December 1995. In addition, the Company borrowed $95,000 from a major Class B shareholder and $17,000 from Bishop Capital Corporation. The Company repaid the $95,000 borrowings to the major Class B shareholder and $184,000 of bank debt which was assumed by the Company in connection with the Asset Purchase Agreement. The Company also utilized noncash financing in the form of common and Class B common stock and a production payment obligation as additional consideration for acquisition costs of oil and gas properties.

Net cash provided by financing activities of $276,300 in fiscal 1995 results primarily from owners' contributions of $319,400 offset by principal payments on borrowings of $43,100.

The Company's oil and gas strategy is and will continue to be the acquisition and development of leases underlying large rivers and lakes in known oil and gas fields (the "River Leases"). The Company also is acquiring producing cash flow properties in the Denver-Julesburg Basin in Colorado to augment and diversify its strategy on the River Leases. The Company will also review and consider acquiring or participating in other oil and gas projects which management may expect will increase the cash flow and/or add to the long-term financial stability of the Company.
                                      -14-

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

The Company's development plans include the drilling of offsets to the existing river wells as a preliminary priority while gradually drilling new wells under previously undrilled river projects at the rate of three to five wells per year. It is estimated that capital of $1,700,000 will be required to: (i) meet operating capital requirements; (ii) carry out management's plans to drill three to five development wells in fiscal 1997; (iii) purchase existing producing oil and gas wells; and (iv) repay outstanding debt. The assets transferred to the Subsidiary as part of the Asset Purchase Agreement are not available for use by the Company. To meet these requirements, management is conducting a private placement of up to 1,800,000 shares of the Company's common stock for gross proceeds of $1,800,000. As of March 31, 1996, the Company received proceeds of $520,887 (net of commissions and other offering expenses). The offering is continuing and the Company may receive up to $1,262,500 of additional proceeds (before deduction of commissions and other offering costs). If the maximum proceeds from this offering are raised, the Company believes that the net proceeds would be sufficient to fund planned activities through at least the end of fiscal 1997. If the maximum proceeds are not raised, management may seek alternative financing arrangements, including additional bank financing and/or the promotion of drilling arrangements to oil industry partners and other investors. There is no assurance that the bank financing or the promotion of drilling arrangements to industry partners and other investors will occur. No commitments have been received for any such financing or drilling arrangements. If such financing is not obtained or alternate drilling arrangements completed, the Company could experience significant cash flow problems. In such case, the Company may have to promote a well by selling a portion of its leasehold acreage. While management believes obtaining financing through industry partner promotion is a viable means to fund development, it is not the preferred alternative since it results in a lower share of the related proved reserves and cash flows.

Subsequent to March 31, 1996, the Company borrowed $100,000 from its Subsidiary to pay various trade accounts payable and the $17,522 note payable to Subsidiary. In addition, the Company borrowed $430,000 from a bank to purchase oil and gas producing properties in the Denver-Julesburg Basin and fund operating capital requirements.

Impact of Inflation
- - -------------------

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Item 7. Financial Statements
- - ----------------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure
- - --------------------------------------------------------------------------------

     None.

                                    Part III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant

     a. Identification of Directors and Executive Officers

     The following are the directors and executive officers of the Company at June 20, 1996, all of whom took office on December 8, 1995:

        Name                Age                     Office
        ----                ---                     ------

     Karlton Terry          42          Chairman of the Board, President and
                                         Chief Executive Officer

     Jubal Terry            38          Vice President, Secretary-Treasurer
                                         and   Chief    Operating Officer

     Denis Bell             62          Director

     Karlton Terry. Mr. Terry is a graduate of the University of Colorado with post graduate work at Brown University and has 16 years experience in the oil and gas business. He began his career as a landman for Samuel Gary Oil Producer, and formed and was president of Leed Petroleum Corporation which was subsequently sold to Burma Oil of England. Since the sale of Leed, he has acted as president of Karlton Terry Oil Company ("KTOC") for the last twelve years.

     Jubal Terry. Mr. Terry is a geologist and attended Western State University in Colorado. He has worked as an independent geologist for Amoco, Samuel Gary Oil Producer, and has a wide range of experience in the Rocky Mountain region and the Appalachian Basin. He started working for KTOC in 1986 and became Vice President of KTOC in 1994.

     Denis Bell. Mr. Bell is executive chairman and a founding shareholder of Rackwood Colliery Company Limited, a coal producing company in the United Kingdom. He was appointed a director of Rackwood Colliery Company Limited in 1993. His experience in mining, particularly open cast mining, commenced in 1968 when he established his own company to operate a number of open cast sites and two small underground mines. This company was sold to Mining Investment Corporation Limited, where he remained a director until 1979. Since then he has been involved as an Executive Director of a number of private and public mineral companies, including NSM PLC (from which he resigned in 1989), Anglo United PLC (from which he resigned in 1991) and Denis Bell Inc. and its subsidiaries. Mr. Bell, through Haddon, Inc., of which he owns 100%, has owned oil and gas properties in the United States since 1983.

The directors of the Company are elected to hold office until the next annual meeting of shareholders or until a successor has been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons were selected to such office or position. None of the directors hold directorships in other companies except as noted above.

     b. Identification of Certain Significant Employees

         Not applicable

     c. Family Relationships

         Karlton Terry and Jubal Terry are brothers.

     d. Involvement in Certain Legal Proceedings

         Not applicable

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the outstanding common stock of the Company to file reports of ownership and changes in ownership with the SEC and NASDAQ. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1996, its executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

Item 10.  Executive Compensation
- - --------------------------------

     a. Summary Compensation Table

     The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1996, 1995 and 1994. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1996.




                                                                                         Long Term
                                        Annual Compensation                          Compensation Awards
                      -------------------------------------------------------    ----------------------------
Name and Principal                                               Other Annual      Restricted        Options
Position              Year         Salary          Bonus        Compensation     Stock Award ($)     SARS (#)
- - ------------------    ----       ---------        -------       --------------   ---------------     --------


Karlton Terry         1996        $ 52,083         $    --        $    --          $     --             --
President, Chief
Executive Officer
and Director  (1)

Robert E. Thrailkill  1996        $145,000         $    --        $     --         $  22,500  (3)    25,000 (4)
President,Chief       1995         145,000              --              --            15,500  (5)    50,000 (6)
Executive Officer     1994         145,000           3,000              --                --             --
and Director  (2)




- - ----------

(1)  Karlton Terry became Chief Executive Officer on December 8, 1995.

(2)  Robert E. Thrailkill was the  Registrant's  Chief Executive  Officer in the current fiscal year through December 7, 1995. Mr.
     Thrailkill is currently the chief executive officer of Bishop Capital Corporation,  a wholly-owned subsidiary. Mr. Thrailkill does not perform any policy making functions for the Registrant.

(3)  Consists of 15,000 shares  allocated and issued from the 1987 Stock Bonus Plan with a fair market value of $1.50 per share on the award date.

(4)  Consists of securities  underlying  options  exercisable on date of grant (October 11, 1995) at a per share exercise price of
     $1.65 and expires five years thereafter.

(5)  Consists of 25,000  shares  allocated and issued from the 1987 Stock Bonus Plan with a fair market value of $.62 per share on the award date.

(6)  Consists of securities  underlying options  exercisable on date of grant (September 6, 1994) at a per share exercise price of
     $.68 and expires five years thereafter.



The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the years ended March 31, 1996, 1995 and 1994.

     b. Option/SAR Grants Table

     The following table provides information with respect to the grant of stock options pursuant to the Company's 1992 Stock Option Plan to the Chief Executive Officer in fiscal 1996. (See footnotes (1) and (2) under Item 10(a)). The Company does not have any outstanding Stock Appreciation Rights ("SARs").


                                                                                 Potential Realizable
                           Number of     % of Total                                Value at Assumed
                          Securities       Options      Exercise                 Annual Rates of Stock
                          Underlying      Granted to    or Base                       Option Term (1)
                           Options        Employees      Price      Expiration    ---------------------
          Name           Granted (#)   in Fiscal 1996  ($/Share)       Date          5%           10%
- - ---------------------   -----------   --------------   ---------   ------------   --------      -------

Robert E. Thrailkill       25,000          50.0%         $  1.65    10/11/2000     $11,500      $25,250


(1)  The dollar  amounts under these columns  represent the potential  realizable  value of the grant of option  assuming that the market  price of the  Company's  common  stock  appreciates  in value from the date of grant at the 5% and 10%  annual  rates prescribed by the SEC and therefore are not intended to forecast  possible future  appreciation,  if any, of the price of the
     Company's common stock.

     c. Aggregated Option Exercise and Fiscal Year-End Option Value Table

     There were no exercise of stock options by the Chief Executive Officer in fiscal 1996. (See footnotes (1) and (2) under Item 10(a)). The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of March 31, 1996 and their values at such date. There are no SARs outstanding at March 31, 1996.


                                       Number of Securities                   Value of
                                      Underlying Unexercised           Unexercised In-the-Money
                                       Options at FY-End (#)           Options at FY-End ($)(1)
                                  -----------------------------      ---------------------------
        Name                       Exercisable   Unexercisable       Exercisable   Unexercisable
- - ---------------------------        -----------   -------------       -----------   -------------

Robert E. Thrailkill              120,000              --               $43,700            --

- - ----------
(1)  On March 31,  1996,  the last  reported  bid price of the  Common  Stock as quoted on NASDAQ  was $1.50 per  share.  Value is calculated  on the basis of the  difference  between the option price and $1.50  multiplied by the number of shares of Common
     Stock granted at that option price.  The exercise  prices for the various options  granted are $1.65 (25,000  options),  $.68
     (50,000 options) and $1.44 (45,000 options). At March 31, 1996, the last reported bid price was lower than the exercise price of $1.65 for the 25,000 options and, therefore, no value is ascribed to those options in the above table.



     d. Compensation of Directors

     During fiscal 1996, the Company compensated two prior non-employee directors $3,300 each for services as directors. All directors are reimbursed for their travel expenses in connection with meetings. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1996 in addition to or in lieu of the amounts stated above.

     e. Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     In December 1995, the Company entered into an Executive Employment Agreement (the "Agreement") with Karlton Terry, the Company's President. The Agreement is for a three year term and is renewable from year to year thereafter unless terminated prior by either party. Under the Agreement, Mr. Terry is paid an annual salary of $125,000, which salary may be increased by the Board of Directors from time to time in accordance with normal business practices of the Company; his expenses are reimbursed in accordance with the Company's policies and procedures; he participates in and receives established employee benefits and he is entitled to participate in any future benefit made available by the Company to its executives. The Agreement terminates upon death or disability and may be terminated by the Company for cause (as defined in the Agreement). The Agreement may also be terminated upon a breach of the Agreement, and in the event there is a change in control of the Company (as defined in the Agreement). If the Agreement is terminated because of a breach of the Agreement by the Company or a change in control, the Company shall pay severance pay equal to the product of (a) the annual salary rate in effect multiplied by (b) the greater of the number of years (including partial years) remaining in the term of employment or the number one. The Agreement provides that upon death, the Company shall pay one fourth of the annual salary; upon disability, the Company shall pay salary for a continuous period of six months (less amounts paid by insurance); and, upon termination for cause, the Company shall pay any salary due up to the termination date.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     a. Security Ownership of Certain Beneficial Owners

     The following table shows, as of June 20, 1996, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock or Class B Common Stock:

                                                                         Amount and Nature
                               Name and Address of                        of Beneficial               Percent
    Title of Class              Beneficial Owner                             Ownership                of Class
 ----------------------        --------------------                       -----------------           --------

Class B Common Stock            Karlton Terry                              5,555,522  (1)              76.4%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Jubal Terry                                1,159,353  (2)              16.0%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Karlton Terry Oil Company                  4,064,565                   55.9%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Common Stock                    LMU & Company                                500,000  (3)              15.4%
                                1200 17th Street, Suite 1000
                                Denver, CO 80202

Common Stock                    Robert E. Thrailkill                         444,880  (4)              15.0%
                                716 College View Dr.
                                Riverton, WY 82501

Common Stock                    Francarep, Inc.                              275,000                    9.6%
                                50 Av. des Champs-Elysees
                                75008 Paris, France

Common Stock                    Haddon, Inc.                                 175,000                    6.1%
                                c/o Coal Contractors
                                Gowen Mine
                                Fern Glen, PA 18241-2145

(1)  Includes  1,490,957 shares owned directly and 4,064,565 shares owned indirectly  through Karlton Terry Oil Company,  of which
     Karlton Terry owns 87.5%.

(2)  Does not include any indirect ownership of shares through Karlton Terry Oil Company, of which Jubal Terry owns 12.5%.

(3)  Includes currently exercisable options to acquire 400,000 shares of Common Stock at $1.00 per share.

(4)  Includes currently exercisable options to acquire 120,000 shares of Common Stock.


     b. Security Ownership of Management

     The following table shows, as of June 20, 1996, management's ownership of the Company's Common Stock and Class B Common Stock:



                                                                           Amount and Nature
                                      Name and Address                      of Beneficial               Percent
   Title of Class                   of Beneficial Owner                       Ownership                of Class
   --------------                   -------------------                       ---------                --------

Class B Common Stock            Karlton Terry                                5,555,522  (1)              76.4%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Jubal Terry                                   1,159,353  (2)              16.0%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Denis Bell                                      192,945  (3)               2.7%
                                700 East 9th Avenue, Suite 1
                                Denver, CO 80203

Class B Common Stock            All officers and directors as a
                                group (three persons)                          6,907,820                  95.1%

Common Stock                    Denis Bell                                       175,000 (3)               6.1%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Common Stock                   All officers and directors as a
                               group (three  persons)                            175,000                   6.1%


 ----------

(1)  Includes  1,490,957 shares owned directly and 4,064,565 shares owned indirectly  through Karlton Terry Oil Company,  of which
     Karlton Terry owns 87.5%.

(2)  Does not include any indirect ownership of shares through Karlton Terry Oil Company, of which Jubal Terry owns 12.5%.

(3)  All shares are owned indirectly through Haddon, Inc., of which Mr. Bell owns 100%.



Item 12. Certain Relationships and Related Transactions

     a. Certain Relationships

     Pursuant to an Asset Purchase Agreement dated October 19, 1995 among the Company, Karlton Terry Oil Company ("KTOC"), Karlton Terry and Jubal Terry ( the "Shareholders" of KTOC), the Company acquired on December 8, 1995, certain interests in and to various oil and gas prospects of KTOC and the Shareholders in exchange for 7,717,820 "restricted" shares of Class B common stock of the Company. At the closing date, additional working interests in the KTOC oil and gas properties were acquired from Haddon, Inc., Francarep Inc. and other non-affiliated third parties for cash, a portion of the "restricted" Class B common stock issued in the transaction, and other consideration. Haddon Inc. which is owned 100% by Denis Bell, a director, received 367,945 shares of "restricted" Class B common stock of which 175,000 shares were converted into Common Stock. Francarep Inc. received 605,000 shares of "restricted" Class B common stock of which 275,000 shares were converted into Common Stock. The Common Stock issued to Haddon, Inc. and Francarep, Inc. is subject to certain registration rights.

     The Company also issued 100,000 shares of Common Stock upon the effective date of the Company's Form S-8 to LMU & Company for property acquisition and other services. LMU & Company also has currently exercisable options to acquire 400,000 shares of Common Stock at $1.00 per share.

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1996 in an amount exceeding $60,000.

     c. Transactions with Parent of Issuer

         Not applicable

     d. Transactions with Promoters

         Not applicable

                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K
- - -------------------------------------------

     a. Exhibits

        3.1 Articles of Incorporation and Bylaws (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Form S-18 Registration Statement, Registration No. 2-72736-1 filed June 11,
               1981). (1)

        3.2 Articles of Incorporation and Bylaws for Metro Capital Corporation (formerly Metro Cable Corporation) reincorporated in Wyoming from Colorado effective March 31, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31, 1992, File No. 0-10006). (1)

        3.3 Amended Articles of Incorporation for American Rivers Oil Company (formerly Metro Capital Corporation).

        10.4 1987 Stock Bonus Plan dated December 17, 1987 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1989, File No. 0-10006). (1)

        10.5 Asset Purchase Agreement, dated October 19, 1995 among the Registrant, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

       10.6 Operating Agreement dated November 30, 1995 among the Registrant, Karlton Terry Oil Company, Bishop Cable Communications Corporation, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.7 Management Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation and Robert E. Thrailkill (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.8 Voting Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.9 Executive Employment Agreement dated December 1, 1995, between the Registrant and Karlton Terry.

        10.10 1995 Stock Option and Stock Compensation Plan as adopted on December 8, 1995.

        21     Subsidiaries of the Registrant

        27     Financial Data Schedule (submitted only in electronic format).

          (1) Not filed herewith. In accordance with Rule 12B-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to a document previously filed with the Commission.

     b. Reports on Form 8-K

         None

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

American Rivers Oil Company and Subsidiaries
- - --------------------------------------------

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - March 31, 1996.................................F-3

Consolidated Statements of Operations - For the Years
         Ended March 31, 1996 and 1995......................................F-4

Consolidated Statements of Changes in Stockholders' Equity - For the
         Years Ended March 31, 1996 and 1995................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
         March 31, 1996 and 1995............................................F-6

Notes to Consolidated Financial Statements..................................F-7


Bishop Capital Corporation and Subsidiaries
- - -------------------------------------------

Independent Auditor's Report................................................F-20

Consolidated Balance Sheet - March 31, 1996.................................F-21

Consolidated Statements of Operations - For the Years Ended
         March 31, 1996 and 1995............................................F-22

Consolidated Statements of Changes in Stockholder's Equity - For the
         Years Ended March 31, 1996 and 1995................................F-23

Consolidated Statements of Cash Flows - For the Years Ended
         March 31, 1996 and 1995............................................F-24

Notes to Consolidated Financial Statements..................................F-25



                                       F1

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
American Rivers Oil Company
Denver, Colorado



We have audited the accompanying consolidated balance sheet of American Rivers Oil Company and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Rivers Oil Company and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.




/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
June 5, 1996

                                       F2

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996

                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................................   $       275
    Oil and gas sales receivable ................................................        57,795
    Accounts receivable, joint interest owners ..................................         6,978
    Prepaid expenses ............................................................         9,137
                                                                                    -----------
             Total current assets ...............................................        74,185

OIL AND GAS PROPERTIES, at cost, using successful efforts method:
    Proved properties ...........................................................     3,320,659
    Less accumulated depreciation, depletion and amortization ...................      (124,630)
                                                                                    -----------
             Net oil and gas properties .........................................     3,196,029
INVESTMENT IN BISHOP CAPITAL CORPORATION ........................................     2,134,782

OTHER ASSETS ....................................................................         1,137
                                                                                     -----------
TOTAL ASSETS ....................................................................   $ 5,406,133
                                                                                     ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Payable to Class B shareholder ...............................................   $   37,704
    Payables to Bishop Capital Corporation:
         Note ....................................................................       17,522
         Other ...................................................................       23,579
    Current maturities of long-term debt .........................................        6,600
    Accounts payable and accrued expenses ........................................      146,068
                                                                                      ---------
             Total current liabilities ...........................................      231,473

LONG-TERM DEBT, less current maturities ..........................................       70,584

DEFERRED INCOME TAXES ............................................................      251,400

COMMITMENTS (NOTE 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.50 par value; 5,000,000 shares authorized; no
         shares issued ...........................................................         --
    Common stock, $.01 par value; 20,000,000 shares authorized;
         3,953,004 shares issued .................................................       39,530
    Class B common stock, $.01 par value; 8,000,000 shares authorized;
         7,267,820 shares issued and outstanding .................................       72,678
    Additional paid-in capital ...................................................    7,071,356
    Accumulated deficit ..........................................................     (594,826)
    Less treasury stock, at cost, 1,101,234 of common shares .....................   (1,736,062)
                                                                                     ----------
             Total stockholders' equity ..........................................    4,852,676
                                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................  $ 5,406,133
                                                                                     ==========







       See accompanying notes to these consolidated financial statements.

                                       F3

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                            -------------------------
                                                                 1996         1995

                                                            ----------    -----------
REVENUE:
    Oil and gas sales ..................................   $   172,885    $   146,671
    Operator fees ......................................         7,450          4,000
                                                           -----------    -----------
             Total revenue .............................       180,335        150,671

EXPENSES:
    Oil and gas production costs .......................        91,044         53,078
    General and administrative .........................       226,202        142,064
    Depreciation, depletion and amortization ...........        42,513         33,379
                                                           -----------    -----------
             Total expenses ............................       359,759        228,521
                                                           -----------    -----------

LOSS FROM OPERATIONS ...................................      (179,424)       (77,850)

OTHER INCOME (EXPENSE):
    Gain on drilling arrangements ......................          --          138,241
    Loss on sale of oil property .......................      (140,451)          --
    Equity in loss of Bishop Capital Corporation .......      (161,799)          --
    Professional fees relating to Contributed Properties      (165,464)          --
    Nonemployee compensatory stock option expense ......      (200,000)          --
    Interest expense ...................................       (17,889)       (22,038)
                                                           -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ......................      (865,027)        38,353

DEFERRED INCOME TAX BENEFIT ............................       225,000           --
                                                           -----------    -----------

NET INCOME (LOSS) ......................................   $  (640,027)   $    38,353
                                                           ===========    ===========

NET INCOME (LOSS) PER SHARE:

    Common stock .......................................   $      (.15)   $      --
                                                           ===========    ===========
    Class B common stock ...............................   $      (.06)   $       .01
                                                           ===========    ===========
AVERAGE NUMBER OF SHARES OUTSTANDING:
    Common stock .......................................     1,640,000           --
                                                           ===========    ===========
    Class B common stock ...............................     7,049,000      6,715,000
                                                           ===========    ===========






       See accompanying notes to these consolidated financial statements.

                                       F4

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                                    Common Stock       Class B Common Stock         Additional
                                                                --------------------   ---------------------          Paid-in
                                                                  Shares     Amount     Shares         Amount         Capital
                                                                ---------   --------   --------       --------      ----------

BALANCES, April 1, 1994 .....................................        --    $   --      6,714,875   $    67,149    $  (216,817)



   KTOC owners' contributions ...............................        --          --          --            --          319,409

   Net income ...............................................        --          --          --            --             --
                                                                ---------     --------  ---------    ----------     ----------

BALANCES, March 31, 1995 ....................................        --          --     6,714,875        67,149        102,592


   KTOC owners' contributions ...............................        --          --          --            --           60,042

   Net loss prior to reverse acquisition ....................        --          --          --            --             --

   Consummation of reverse acquisition ......................   2,850,689      28,507        --            --        4,849,785

   Issuance of Class B common stock for
        Option Properties ...................................      --            --       552,945         5,529        547,416
   Issuance of convertible Class B
        common stock for Option
        Propertiies .........................................      --            --       450,000         4,500        670,500
   Issuance of common stock for services ....................     100,000       1,000        --            --          149,000
   Issuance of common stock for oil and
        gas properties ......................................      14,815         148        --            --           24 852
   Grant of stock options for services ......................       --           --          --            --          200,000
   Issuance of common stock for cash in
        private placement, net ..............................     537,500       5,375        --            --          467,169
   Conversion of Class B common stock .......................     450,000       4,500    (450,000)       (4,500)          --
   Net loss subsequent to reverse acquisition ...............        --          --          --            --             --
                                                                ---------   ----------  ---------    ----------     ----------
BALANCES, March 31, 1996 ....................................   3,953,004   $  39,530   7,267,820   $    72,678    $ 7,071,356
                                                                =========   ==========  =========    ==========     ==========
                                                                    Treasury Stock
                                                                ----------------------  Accumulated
                                                                 Shares        Amount     Deficit        Total
                                                                --------      --------  -----------    --------

BALANCES, April 1, 1994 .....................................        --     $     --    $    --     $ (149,668)

   KTOC owners' contributions ...............................        --           --         --        319,409
   Net income ...............................................        --           --       38,353       38,353
                                                                ---------   ----------  ---------    ----------
BALANCES, March 31, 1995 ....................................        --          --        38,353      208,094

   KTOC owners' contributions ...............................        --          --          --         60,042
   Net loss prior to reverse acquisition ....................        --          --       (45,201)     (45,201)
   Consummation of reverse acquisition ......................   1,101,234  (1,736,062)      6,848    3,149,078
   Issuance of Class B common stock for
        Option Properties ...................................        --           --         --         552,945
   Issuance of convertible Class B
        common stock for Option
        Propertiies .........................................        --           --         --         675,000
   Issuance of common stock for services ....................        --           --         --         150,000
   Issuance of common stock for oil and
        gas properties ......................................        --           --         --          25,000
   Grant of stock options for services ......................        --           --         --         200,000
   Issuance of common stock for cash in
        private placement, net ..............................        --           --         --         472,544
   Conversion of Class B common stock .......................        --           --         --            --
   Net loss  subsequent to reverse acquisition ..............        --           --     (594,826)     (594,826)
                                                                ---------  -----------  ---------    ----------
BALANCES, March 31, 1996 ....................................   1,101,234 $(1,736,062)  $(594,826)  $ 4,852,676
                                                                =========  ==========   =========    ==========

       See accompanying notes to these consolidated financial statements.

                                       F5

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED
                                                                                             MARCH 31,
                                                                                      ----------------------
                                                                                        1996           1995
                                                                                      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................................   $  (640,027)   $    38,353
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation, depletion and amortization .............................        42,513         33,379
          Equity in loss of Bishop Capital Corporation .........................       161,799           --
          Nonemployee compensatory stock option expense ........................       200,000           --
          Loss on sale of oil property .........................................       140,451           --
          Deferred income tax benefit ..........................................      (225,000)          --
          Issuance of common stock for services ................................        68,250           --
          Gain on drilling arrangements ........................................          --         (138,241)
          Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Accounts receivable:
                     Joint interest billings ...................................        10,396         (8,434)
                     Oil and gas ...............................................       (25,769)           799
                   Other assets ................................................       (34,468)          --
              Increase in:
                   Payable to Class B shareholder ..............................        37,704           --
                   Payable to Bishop Capital Corporation .......................        23,579           --
                   Accounts payable and accrued expenses .......................        58,986         17,620
                                                                                    ----------      ---------
     Net cash used in operating activities .....................................      (181,586)       (56,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and development costs for oil and gas properties .................      (943,565)      (219,809)
  Cash obtained in reverse acquisition .........................................       700,000           --
  Proceeds from sale of oil property ...........................................        16,000           --
                                                                                    ----------      ---------
     Net cash used in investing activities .....................................      (227,565)      (219,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .....................................................       112,522           --
  Principal payments on borrowings .............................................      (279,146)       (43,076)
  Proceeds from private placement of common stock ..............................       537,500           --
  Private placement offering costs .............................................       (21,492)          --
  Owners' contributions ........................................................        60,042        319,409
                                                                                    ----------      ---------
     Net cash provided by financing activities .................................       409,426        276,333
                                                                                    ----------      ---------

INCREASE IN CASH ...............................................................           275           --

CASH, beginning of year ........................................................          --             --
                                                                                   ----------      ---------

CASH, end of year ..............................................................   $       275    $      --
                                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .......................................................   $    16,374    $    22,038
                                                                                   ===========    ===========
  Cash paid for income taxes ...................................................   $      --      $      --
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of Class B common stock for Option Properties .......................   $   552,945    $      --
  Issuance of convertible Class B common stock for Option Properties ...........       675,000           --
  Production payment obligation incurred for Option Properties .................        77,184           --
  Issuance of common stock for oil and gas properties ..........................        25,000           --
  Issuance of common stock for property acquisition services ...................        81,750           --
  Consummation of reverse acquisition:
     Investment in Bishop Capital Corporation ..................................     2,296,581           --
     Oil property ..............................................................       156,451           --



       See accompanying notes to these consolidated financial statements.

                                       F6

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION:

General - In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company (KTOC) entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and gas properties (the "Contributed Properties") for a total of 7,717,820 shares of Class B common stock of Metro, which represented 80% of the issued and outstanding voting securities of Metro. On November 29, 1995, the shareholders of Metro approved this transaction and the closing occurred on December 8, 1995. The shareholders also approved changing the name of the Company from Metro to American Rivers Oil Company ("AROC" or the "Company"). At the closing date, additional working interests in the KTOC oil and gas properties (the "Option Properties") were acquired for cash, a portion of the Class B common shares issued in the transaction, and other consideration.

The consolidated financial statements included herein give effect to these transactions by recording KTOC's Contributed Properties at their historical carrying value since the KTOC owners continue to exercise control of the Contributed Properties through their majority voting interest. Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary, Bishop Capital Corporation, formerly Bishop Cable Communications Corporation (Bishop), where they are being operated autonomously by the prior management of Metro pursuant to the terms of a five-year operating agreement. The Option Properties acquired were recorded based on the cash and the fair value of securities and other consideration issued.

The consolidated balance sheet at March 31, 1996 reflects AROC's investment in Bishop using the equity method (see Note 3). The accompanying financial statements include the operating results and cash flows of the Contributed
Properties for all periods presented, and the Option Properties and equity method operating results of Bishop are included beginning in December 1995 when the change of control occurred.

Prior to December 8, 1995, the accompanying financial statements include the results of operations and cash flows related to the Contributed Properties. Additionally, the accompanying financial statements include an allocation of KTOC's general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities. The net amounts required to fund such activities are presented as a capital contribution from KTOC.

Continuing Operations - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. At March 31, 1996, the Company has a working capital deficit of $157,288, the Company's operating activities have utilized significant amounts of cash in each of the past two years, and the Company has not yet achieved profitable operations. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise sufficient capital to enable the successful development of the Company's oil and gas properties.


                                       F7

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Through February 1996, the Company was successful in selling $537,500 of common stock in a private placement and, as discussed in Note 12, the Company obtained additional debt financing for $530,000 in April and May 1996. As discussed in
Note 6, management is continuing efforts to sell the maximum number of shares offered in the private placement which, if successful, would result in proceeds of $1,262,500. Additionally, two officers and directors have provided loans of $37,704 at March 31, 1996 and have advised the Company that they would provide additional loans or personal guarantees of loans from third parties, if necessary for the Company to continue. As discussed in Note 12, after year-end such officers personally guaranteed bank debt of $400,000 and pledged 6,596,375 shares of Class B common stock as collateral for borrowings by the Company.

In addition to the measures discussed above, management believes the increased annual revenues from acquisitions of oil and gas properties since December 1995 will enable the Company to continue its operations in the forthcoming year.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - The Company is primarily engaged in the exploration, development, and production of oil and natural gas in the continental United States. Most of the Company's properties are located along the Ohio River in West Virginia, Kentucky, and Indiana and consist of both developed and undeveloped acreage.

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Bishop which is accounted for under the equity method due to the absence of control discussed in Note 1. All material intercompany transactions and accounts have been eliminated in consolidation.

Oil and Gas Producing Activities - The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Depreciation and depletion of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves for each well. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells.


                                       F8

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Gains and losses are generally recognized upon the sale of interests in proved oil and gas properties based on the portion of the property sold. For sales of partial interests in unproved properties, the Company treats the proceeds as a recovery of costs with no gain recognized until all costs have been recovered.

Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 changes the Company's method of determining impairment for all long-lived assets, including proved oil and gas properties. During the year ended March 31, 1996, the Company adopted SFAS No. 121, which requires the Company to assess impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a lease-by-lease basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value. The adoption of SFAS No. 121 had no effect on the Company's results of operations for the year ended March 31, 1996.

Income Taxes - Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

Revenue Recognition - Revenue from oil and gas sales is recorded on an accrual basis as sales are made and deliveries occur.

Net Income (Loss) Per Share - The computation of net income (loss) per share is based on the rights of each class of common stock. The Class B common stock is not entitled to participate in any distribution of shares or assets of Bishop until such shares are converted into common stock beginning in June 1998. Accordingly, beginning in December 1995, the common shares were allocated 100% of the subsidiary's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.


                                       F9

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, determination of the estimated fair value of oil and gas properties acquired for capital stock, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties. The Company's reserve estimates are reviewed by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. At March 31, 1996, over 80% of the Company's oil and gas reserves are attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

As mandated under SFAS No. 121, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, which is the primary basis for determining the related fair values for such properties. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by historical and projected prices for oil and natural gas which have typically been volatile. Furthermore, a substantial portion of the Company's reserves are considered proved undeveloped reserves, which are even more difficult to estimate. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

Impact of Recently Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. For transactions with employees, the Company currently does not intend to adopt the fair value accounting under SFAS 123, and will be subject only to the related disclosure requirements.


3. INVESTMENT IN BISHOP:

As discussed in Note 1, Bishop is being operated autonomously by the prior management of Metro pursuant to the terms of separate Operating, Management, and Voting Agreements. Since the Company does not exercise control over the wholly-owned subsidiary's operations, the investment is accounted for by the equity method.


                                       F10

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Following is a summary of condensed financial information pertaining to Bishop. Results of operations are presented for the period subsequent to the reverse acquisition.


                                                       MARCH 31,
                                                         1996
                                                      -----------
            Balance sheet data:
                Current assets ....................   $ 1,018,000
                Noncurrent assets .................     1,287,000
                Current liabilities ...............      (103,000)
                Unrealized holding gain ...........       (67,000)
                                                      -----------
                     Company's equity in net assets   $ 2,135,000
                                                      ===========


                                                       FOUR MONTHS
                                                          ENDED
                                                        MARCH 31,
                                                           1996
                                                        ---------
    Operations data:
      Revenue .......................................   $  26,000
      Costs and expenses ............................    (199,000)
      Gain (loss) on sale of marketable .............       3,000
           securities
      Other income (expense) ........................       8,000
                                                        ---------
           Net loss .................................   $(162,000)
                                                        =========
           Company's equity in Bishop's loss ........   $(162,000)
                                                        =========


In October 1995, Metro awarded 30,000 shares of the Company's common stock from the 1987 Stock Bonus Plan to officers and employees of Metro. Non-employee directors were awarded an additional 20,000 shares of Metro's common stock outside of the Plan. The awarded shares were not issued as of March 31, 1996. Compensation related to these awards amounted to $75,000 which is not reflected in the accompanying financial statements since it occurred prior to the change of control. In October 1995, Metro also granted options to acquire 70,000 shares of common stock from the 1992 Stock Option Plan to officers, employees, and directors of which 45,000 are exercisable at $1.50 per share and 25,000 at $1.65 per share.


4. INCOME TAXES:

In addition to the entities which are consolidated for financial reporting purposes, the Company prepares a consolidated income tax return with Bishop Capital Corporation. Additionally, the results of KTOC prior to the closing date of the reverse acquisition are excluded from the Company's consolidated income tax return.

                                       F11

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A reconciliation of income taxes at the statutory rate to the income tax benefit reported in the accompanying financial statements is as follows:

                                                   YEARS ENDED MARCH 31,
                                                -------------------------
                                                     1996          1995
                                                    -----        -------

Computed income tax benefit (expense)
  at the statutory rate ..........................   $ 294,000    $ (13,000)
State income taxes and other .....................      23,000       (1,000)
Nonqualified stock option expense not deductible
  for taxes ......................................     (75,000)         --
Income taxes attributable to KTOC ................     (17,000)      14,000
                                                     ---------      -------
       Total .....................................   $ 225,000    $     --
                                                     =========      =======

Deferred tax assets (liabilities) as of March 31, 1996 are comprised of the following:

     Long-term asset - net operating loss carryforwards ..........    $ 150,000
       (excluding Bishop)

     Long-term liability for oil and gas properties ..............     (401,400)
                                                                       ---------

            Net long-term liability ..............................    $(251,400)
                                                                       ========

At March 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $900,000, which expire primarily in 2009 through 2011. Approximately $500,000 of the Company's net operating loss carryforward is attributable to Bishop pursuant to the Asset Purchase Agreement. In connection with the Asset Purchase Agreement discussed in Note 1, Bishop is entitled to the economic benefit for net operating loss carryforwards of approximately $700,000 at the date of closing. Accordingly, to the extent that Bishop realizes future taxable income up to this amount, the Company will be required to either utilize the net operating loss carryforward to eliminate the taxes or, if previously utilized, the Company will be required to pay the taxes related to Bishop's earnings.

For income tax purposes, the acquisition of the Option Properties and the Contributed Properties discussed in Note 1 were treated as a tax free exchange and as a result, the carrying value of the properties exceeds the related income tax basis. Due to these temporary differences, the Company recognized deferred income taxes of $476,400 as part of the purchase price allocation.



                                       F12

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT:

At March 31, 1996, long-term debt consists of a production payment obligation that was incurred in connection with the purchase of the Option Properties discussed in Note 1. As part of the consideration for the Option Properties, the Company agreed to assign a portion of the oil and gas sales proceeds from one of the properties acquired until a total of $130,000 is paid to the seller. The Company recorded this non-recourse obligation at the present value of the expected cash flows from the property of $77,184, based on a discount factor of 11.5%. The estimated maturities of the discounted obligation are approximately $6,600 per year.


6. COMMON STOCK:

In connection with the Asset Purchase Agreement, the Company issued 100,000 shares of common stock to a non-affiliated third party for property acquisition services. These shares were recorded at an estimated fair value of $150,000, of which $81,750 was capitalized as a property acquisition cost and the remaining $68,250 was charged to operations.

The Company also agreed to issue options to a non-affiliated third party to acquire up to 400,000 shares of common stock at $1.00 per share in lieu of cash for services to be performed on behalf of the Company. The difference between the option price of $1.00 and the fair market value of the common stock of $1.50 was recorded as a charge to operations of $200,000 in December 1995.

In connection with the Asset Purchase Agreement, the Company agreed to grant an option (the"Option") to Bishop to acquire 800,000 shares of common stock to be distributed pro rata to the holders of the common stock. The Option will be exercisable for a period of 120 days at an exercise price of $.10 per share commencing December 1998 in the event that one of the following events has not occurred by such time: (a) the Company has a minimum of $16.5 million of proved and probable reserves as set forth in an independent petroleum engineer's report prepared in accordance with SEC pricing and cost assumptions; or, (b) the average bid price for the common stock shall have been at least $4.00 for two periods of 20 consecutive trading days; or (c) cash flow (gross revenues from oil and gas production less expenses directly charged against such production) for the Company shall have been greater than $2,000,000 for any fiscal year. The Option will be distributed to the shareholders, if at all, in December 1998.

In December 1995, the Company commenced a private placement of a minimum of 500,000 shares and a maximum of 1,800,000 shares of the Company's common stock for $1.00 per share. In February 1996, the Company issued 537,500 shares and the offering is continuing. The shares sold in this private placement are subject to certain registration rights commencing six months after the close of the private placement.


                                       F13

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In January 1996, the Company purchased producing properties in the Denver-Julesburg Basin for cash of $90,000 and 14,815 shares of the Company's common stock with an estimated fair value of $25,000. The shares issued are subject to certain registration rights commencing six months after the close of the private placement.

Outstanding shares of Class B common stock are convertible into shares of common stock on a one-for-one share basis commencing in December 1998.


7. RELATED PARTY TRANSACTIONS:

In addition to the working interests in the oil and gas properties included in the accompanying financial statements, KTOC also owns royalty interests in some of the properties and has rights to reversionary interests. Revenues related to these interests are excluded from the accompanying financial statements since they were retained by KTOC.

In connection with the private placement discussed in Note 6, the Company paid commissions of $15,000 to an entity that is a shareholder of the Company. The Company also incurred legal fees in connection with the private placement of $24,959 to an entity that is a shareholder of the Company.


8. COMMITMENTS:

Leases - The Company leases its office facilities under a month-to-month arrangement with a major stockholder. Total rent expense under all operating leases for the period from December 8, 1995 through March 31, 1996 amounted to $8,900.

Employment Agreements - In December 1995, the Company entered into three-year employment agreements with two executive officers which provide for aggregate annual payments of $200,000. The agreements may be terminated by the officers upon 30 days notice or by the Company without cause upon 30 days notice. In the event of a termination by the Company without cause, the Company would be required to pay the officers their respective salaries for one year. If the termination occurs following a change in control, the Company would be required to make lump sum payments equivalent to one year salary for each of the officers.


9. STOCK OPTIONS:

In December 1995, the Company adopted the 1995 Stock Option and Stock Compensation Plan reserving 750,000 shares of the Company's common stock for issuance to employees and officers (whether or not they are employees) and consultants. The exercise price of any option will be determined by the administrators of the Plan. The exercise period of any option will not exceed five years from the date of grant of the option. In connection with the acquisition of the Option Properties and the Contributed Properties discussed in

                                       F14

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1, the Company issued 200,000 shares of common stock with an estimated fair value of $300,000 and the Company granted options to purchase 400,000 shares of common stock at an exercise price of $1.00 per share to various consultants for services rendered on behalf of the Company. The Company recognized a charge to operations of $200,000 related to the difference between the fair value of the common stock and the exercise price of the options.

The Company adopted in prior years two other stock option plans under which options have been or may be granted to officers, employees, and non-employee members of the Board of Directors. Under these two plans, options granted may be either incentive stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. One of the plans expired in January 1992. In November 1995, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the other plan to 500,000 shares.

Exercise prices of the options outstanding at March 31, 1996 range from $.62 to $1.65. Expiration dates of these same options range from August 1996 to October 2005. Summarized information for the above plans is as follows:

                                                                 1996      1995
                                                               --------   ------

  Shares under option, beginning of year ...................   170,000    90,000

     Granted ...............................................   470,000    80,000
     Exercised .............................................      --        --
     Cancelled or expired ..................................      --        --
                                                               -------   -------

  Shares under option, end of year .........................   640,000   170,000
                                                               =======   =======

  Shares available for grant at end of year ................   500,000    70,000
                                                               =======   =======

  Shares exercisable at end of year ........................   640,000   152,000
                                                               =======   =======

  Average price of options outstanding at
      the end of the year ..................................   $  1.07   $  1.00
                                                               =======   =======


In December 1987, the Company adopted the 1987 Stock Bonus Plan and reserved 250,000 shares (200,000 of which may be allocated to officers and/or directors) for allocation to employees. As of March 31, 1996, 155,160 shares have been awarded under this plan. See Note 3 for additional information.

During the year ended March 31, 1992, the Company adopted an Employee Stock Ownership Plan (the ESOP) and reserved 250,000 shares for issuance under the ESOP. The ESOP provides for the establishment of a trust to hold ESOP assets which will primarily consist of common stock of the Company. The ESOP will be funded by the Company through annual contributions to the trust in amounts which are determined by the Board of Directors in its sole discretion and which will


                                       F15

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



be allocated to each participant's account in proportion to the ratio that each participant's compensation for the fiscal years bears to the total compensation of all participants for the fiscal year. No contributions have been made to the ESOP for the years ended March 31, 1996 and 1995.


10. FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at March 31, 1996, management's best estimate is that the carrying amount of cash, receivables, notes payable, long-term debt, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments.


11. SIGNIFICANT CONCENTRATIONS:

Substantially all of the Company's accounts receivable at March 31, 1996, result from crude oil, natural gas sales, and joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.


12. SUBSEQUENT EVENTS:

In April 1996, the Company borrowed $30,000 from a bank for working capital requirements and an additional $400,000 for the acquisition of producing oil and gas properties in the Denver-Julesburg Basin. The $400,000 note is due in October 1996, is collateralized by 6,596,375 shares of the Company's Class B common stock owned by officers, directors, and KTOC. Additionally, the $400,000 note is personally guaranteed by two individuals who are officers and directors of the Company.

In May 1996, the Company borrowed $100,000 from Bishop Capital Corporation, a wholly-owned subsidiary, for working capital requirements. The note bears interest at 10% and is collateralized by producing oil and gas properties in Louisiana.




                                       F16

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. SUPPLEMENTAL OIL AND GAS DISCLOSURES:

Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended March 31, 1996 and 1995:

                                                      1996             1995
                                                     ------           ------

            Property acquisition costs ...         $2,971,000       $     --
            Development costs ............             17,000          220,000
            Exploration costs ............               --               --
                                                   ----------       ----------
                 Total ...................         $2,988,000       $  220,000
                                                   ==========       ==========

Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding operator fees, gain on drilling arrangements, general and administrative expense, and interest expense) for the years ended March 31, 1996 and 1995 are presented below.

                                                          1996           1995
                                                         ------         ------

    Oil and gas sales ............................     $ 172,885      $ 146,671
    Production costs .............................       (91,044)       (53,078)
    Depletion, depreciation and amortization .....       (42,513)       (33,379)
    Imputed income tax benefit (provision) .......       (15,000)       (22,000)
                                                       ---------      ---------
    Results of operations from oil and gas
        producing activities .....................     $  24,328      $  38,214
                                                       =========      =========

Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies reviewed by the Company's independent petroleum engineer. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. A portion of the Company's proved developed reserves are currently non-producing as one well requires construction of a water disposal line. Furthermore, a substantial portion of the Company's proved reserves are undeveloped and the estimated expenditures to develop these properties amount to $1,321,000. If the Company does not have adequate funding to carry out these development activities, it may be necessary to enter into joint drilling or farm-out arrangements which would result in a reduced interest in the future net revenues related to such properties. All proved reserves of oil and gas are located in the United States. The following tables present estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended March 31, 1996.


                                       F17

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Changes in Net Quantities of Proved Reserves (Unaudited)

                                                          Oil            Gas
                                                         (Bbls)         (Mcf)
                                                       --------       --------

     Proved reserves, beginning of year ........        318,000         490,000
          Purchase of minerals in place ........        968,000       2,906,000
          Revisions of previous estimates ......         14,000          80,000
          Production ...........................         (7,000)        (28,000)
                                                      ---------      ----------

     Proved reserves, end of year ..............      1,293,000       3,448,000
                                                      =========      ==========

     Proved developed reserves, end of year ....        152,000       1,198,000
                                                      =========      ==========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.


                                       F18

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of March 31, 1996 and 1995 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                     1996              1995
                                                   -------           --------

Future cash inflows ........................     $ 33,567,000      $  6,483,000
Future production costs ....................       (9,578,000)       (1,809,000)
Future development costs ...................       (1,321,000)         (315,000)
Future income tax expense ..................       (8,048,000)       (1,613,000)
                                                 ------------      ------------
     Future net cash flows .................       14,620,000         2,746,000
10% annual discount for estimated
     timing of cash flow ...................       (6,981,000)       (1,284,000)
                                                 ------------      ------------
Standardized Measure of Discounted .........     $  7,639,000      $  1,462,000
                                                 ============      ============
     Future Net cash flows

Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the year ended March 31, 1996:


   Standardized measure, beginning of year .....................    $ 1,462,000
   Sale of oil and gas produced, net of production costs .......        (82,000)
   Acquisition of reserves in place ............................      9,004,000
   Net changes in prices and production costs ..................        378,000
   Net changes in estimated development costs ..................       (955,000)
   Revisions of previous quantity estimates ....................      1,125,000
   Accretion of discount .......................................        146,000
   Changes in income taxes, net ................................     (3,439,000)
                                                                    -----------

   Standardized measure, end of year ...........................    $ 7,639,000
                                                                    ===========



                                       F19

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
May 23, 1996

                                       F20

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996



                                     ASSETS


      CURRENT ASSETS:
       Cash and equivalents ...........................................   $    66,770
       Marketable securities ..........................................       844,734
       Receivables:
           Gas royalties ..............................................         9,399
           Interest and other .........................................        13,258
       Receivables from parent:
           Note .......................................................        17,522
           Other ......................................................        23,579
       Notes receivable - officers ....................................        25,000
       Prepaid expenses ...............................................        17,960
                                                                          -----------
                  Total current assets ................................     1,018,222

      PROPERTY AND EQUIPMENT:
       Building .......................................................       212,157
       Furniture and fixtures .........................................        63,969
       Vehicles and equipment .........................................        38,581
                                                                          -----------
                                                                              314,707
       Less accumulated depreciation ..................................      (111,045)
                                                                          -----------
                  Net property and equipment ..........................       203,662

      OTHER ASSETS:
       Undeveloped land ...............................................       411,709
       Investment in limited partnership ..............................       254,112
       Gas royalty interest, net of accumulated amortization
           of $700,245 ................................................       366,806
       Notes receivable ...............................................        46,836
       Other assets, net ..............................................         3,860
                                                                          -----------
                  Total other assets ..................................     1,083,323
                                                                          -----------
      TOTAL ASSETS ....................................................   $ 2,305,207
                                                                          ===========


                               LIABILITIES AND STOCKHOLDER'S EQUITY

      CURRENT LIABILITIES -
       Accounts payable and accrued expenses ..........................   $   103,541

      COMMITMENTS (Note 7)

      STOCKHOLDER'S EQUITY:
       Common stock, $.01 par value; 15,000,000 shares ................        45,000
           authorized; 4,500,000 shares issued and outstanding
       Capital in excess of par value .................................     2,129,879
       Unrealized holding gain ........................................        66,884
       Accumulated deficit ............................................       (40,097)
                                                                          -----------
                  Total stockholder's equity ..........................     2,201,666
                                                                          -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $ 2,305,207
                                                                          ===========




       See accompanying notes to these consolidated financial statements.

                                       F21

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             1996        1995
                                                            ------      ------

 REVENUE -
     Gas royalties ...................................   $  69,931    $  68,176

COSTS AND EXPENSES:
     Gas processing and production taxes .............      19,192        9,549
     General and administrative ......................     581,936      497,694
     Depreciation and amortization ...................     152,718      159,181
                                                         ---------    ---------
                                                           753,846      666,424
                                                         ---------    ---------

LOSS FROM OPERATIONS .................................    (683,915)    (598,248)

OTHER INCOME (EXPENSE):
     Interest income .................................      51,094       61,010
     Dividend income .................................      20,061       29,229
     Rental income ...................................      12,686       18,692
     Gain (loss) on sale of marketable securities ....     688,400       (3,222)
     Professional fees relating to reverse acquisition    (150,000)        --
     Equity in limited partnership loss ..............     (54,606)     (41,282)
     Discontinued operations of oil property .........     (25,850)     (24,720)
     Other ...........................................      (1,745)       1,588
                                                         ---------    ---------

NET LOSS .............................................   $(143,875)   $(556,953)
                                                         =========    =========














       See accompanying notes to these consolidated financial statements.

                                       F22

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                      COMMON SHARES             TREASURY STOCK
                                              --------------------------   --------------------------
                                               NUMBER OF                   NUMBER OF
                                                 SHARES         AMOUNT       SHARES          AMOUNT
                                               ----------     ----------    ---------     -----------

BALANCES, April 1, 1994 ...................     2,660,689   $    26,607     1,050,527    $(1,689,583)

   Net change in unrealized holding gain ..          --            --            --             --
   Stock bonus ............................        40,000           400          --             --
   Purchase of treasury stock .............          --            --          50,707        (46,479)
   Net loss ...............................          --            --            --             --
                                              -----------   -----------   -----------    -----------
BALANCES, March 31, 1995 ..................     2,700,689        27,007     1,101,234     (1,736,062)

   Commitment to issue common stock for
        services ..........................       150,000         1,500          --             --
   Net change in unrealized holding gain ..          --            --            --             --
   Consummation of reverse acquisition and
        reflect capital structure of Bishop     1,649,311        16,493    (1,101,234)     1,736,062
   Net loss ...............................          --            --            --             --
                                              -----------   -----------   -----------    -----------

BALANCES, March 31, 1996 ..................     4,500,000   $    45,000          --      $      --
                                              ===========   ===========   ===========    ===========


                                              CAPITAL IN      UNREALIZED    RETAINED
                                               EXCESS OF       HOLDING      EARNINGS
                                               PAR VALUE         GAIN       (DEFICIT)         TOTAL
                                              -----------     ----------   ---------        --------

BALANCES, April 1, 1994 ...................   $ 3,006,311    $   572,841    $ 2,141,451    $ 4,057,627

   Net change in unrealized holding gain ..          --          (43,905)          --          (43,905)
   Stock bonus ............................        24,400           --             --           24,800
   Purchase of treasury stock .............          --             --             --          (46,479)
   Net loss ...............................          --             --         (556,953)      (556,953)
                                              -----------    -----------    -----------    -----------
BALANCES, March 31, 1995 ..................     3,030,711        528,936      1,584,498      3,435,090

   Commitment to issue common stock for
        services ..........................       223,500           --             --          225,000
   Net change in unrealized holding gain ..          --         (462,052)          --         (462,052)
   Consummation of reverse acquisition and
        reflect capital structure of Bishop    (1,124,332)          --       (1,480,720)      (852,497)
   Net loss ...............................          --             --         (143,875)      (143,875)
                                              -----------    -----------    -----------    -----------

BALANCES, March 31, 1996 ..................   $ 2,129,879    $    66,884    $   (40,097)   $ 2,201,666
                                              ===========    ===========    ===========    ===========




       See accompanying notes to these consolidated financial statements.

                                       F23

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                          (A Wholly-Owned Subsidiary of
                          American Rivers Oil Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            FOR THE YEARS ENDED
                                                                                                                  MARCH 31,
                                                                                                         ------------------------
                                                                                                           1996             1995

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................................................   $  (143,875)   $  (556,953)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization .........................................................       155,185        164,041
             Issuance of common stock for services .................................................       225,000           --
             Stock bonus compensation ..............................................................          --           24,800
             Equity in limited partnership loss ....................................................        54,606         41,282
             Write-down of investment ..............................................................        25,000           --
             Abandoned leases ......................................................................          --           13,576
             (Gain) loss on sale of marketable securities ..........................................      (688,400)         3,222
             Gain on sale of property and equipment ................................................          --             (917)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                     Trade receivables .............................................................         3,655         (5,732)
                     Interest and other receivables ................................................         8,003         15,239
                     Receivables from parent .......................................................       (23,579)          --
                     Prepaid expenses ..............................................................        (1,680)         2,432
                     Other assets ..................................................................        14,126           --
                 Interest (decrease) in accounts payable and accrued
                     expenses .....................................................................         50,770         (8,917)
                                                                                                        ----------     -----------
             Net cash used in operating activities .................................................      (321,189)      (307,927)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities .............................................................      (169,979)      (335,830)
     Proceeds from sale of marketable securities ...................................................     1,265,512        797,108
     Funds advanced under notes receivable .........................................................       (42,522)        (7,000)
     Proceeds from notes receivable ................................................................        64,461          8,104
     Additions to undeveloped land .................................................................      (133,473)          --
     Proceeds from sale of property and equipment ..................................................          --            2,000
     Purchase of property and equipment ............................................................       (21,274)       (25,129)
     Transfer of cash in reverse acquisition .......................................................      (700,000)          --
                                                                                                       -----------    -----------
             Net cash provided by investing activities .............................................       262,725        439,253

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ......................................................................        60,000         10,000
     Principal payments on borrowings ..............................................................       (60,000)       (10,000)
     Treasury stock acquired .......................................................................          --          (46,479)
                                                                                                       ------------   -----------
             Net cash used in financing activities .................................................          --          (46,479)
                                                                                                       ------------   -----------

 INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......................................................       (58,464)        84,847

 CASH AND EQUIVALENTS, beginning of year ...........................................................       125,234         40,387
                                                                                                       -----------    -----------

 CASH AND EQUIVALENTS, end of year .................................................................   $    66,770    $   125,234
                                                                                                       ===========    ===========
 SUPPLEMENTAL INFORMATION:
    Cash paid for interest .........................................................................   $       830    $      --
                                                                                                       ===========    ===========
    Non-cash equipment purchases ...................................................................   $      --      $    13,500
                                                                                                       ===========    ===========





       See accompanying notes to these consolidated financial statements.

                                       F24

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:

In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company
(KTOC) entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and gas properties (the "Contributed Properties") for a total of 7,717,820 shares of Class B common stock of Metro, which represented 80% of the issued and outstanding voting securities of Metro. On November 29, 1995, the shareholders of Metro approved this transaction and the closing occurred on December 8, 1995. The shareholders also approved changing the name of the Company from Metro to American Rivers Oil Company (AROC).

Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary, Bishop Capital Corporation, formerly Bishop Cable Communications Corporation ("Bishop" or the "Company"), where they are being operated autonomously by the prior management of Metro pursuant to the terms of separate five-year Operating and Voting Agreements. The Operating Agreement provides that Bishop's management will have sole authority and discretion with respect to the business, operations, and assets of Bishop. The Voting Agreement appoints Bishop's president as attorney and proxy to vote in his sole and absolute discretion, all of the shares of all classes of the common stock of AROC and/or Bishop owned by them with respect to any matter brought before the shareholders of AROC and/or Bishop relating to or involving exclusively Bishop.

Accordingly, the accompanying financial statements include the consolidated operating results and cash flows of Metro until December 8, 1995 when the change of control occurred. Beginning in December 1995, the accompanying financial statements reflect only the operations of Bishop.

Bishop's   subsidiaries  consist  of  Bishop  Powers,  Ltd.  and  Bridger  Creek
Partnership in which the Company holds general partner interests of 81% and 80%, respectively.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - The Company is primarily engaged in the development and/or sale of real estate and also has a royalty interest in a natural gas property.

Principles of Consolidation - The accompanying financial statements include the accounts of the Company and both majority-owned partnerships discussed in Note
1. All material intercompany trans actions and accounts have been eliminated in consolidation.

Property, Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is being provided by the straight-line method over estimated useful lives of three to thirty-one years.


                                       F25

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation.

Undeveloped Land - Undeveloped land is stated at cost and consists solely of acquisition costs at March 31, 1996.

Impairment of Long-lived Assets - The Company periodically compares the net carrying value of long-lived assets to the related estimates of undiscounted future cash flows for such assets. If the net carrying value exceeds the estimated cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

Gas Royalty Interests - The Company amortizes gas royalty interests on a straight-line basis over eight years.

Cash Equivalents - The Company considers highly liquid temporary investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities - Marketable securities are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to SFAS No. 115, the Company's securities are classified as available-for-sale based on management's intent. Investment securities classified as available-for-sale are stated at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholder's equity. If the decline in market value of a security is determined to be other than temporary, the loss in value is charged to earnings. Realized gains or losses are determined on a specific identification method.

Investments - The Company's 19% ownership in a limited partnership (Z-H, LTD.) is stated at cost, adjusted for its equity in undistributed earnings since acquisition.

Income Taxes - Income taxes are provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. AROC includes the Company's operations in its consolidated income tax return. Income taxes are allocated between AROC and the Company as if the Company was a separate taxpayer.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.


                                       F26

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's financial statements are based on a number of significant estimates including the amortization period for the gas royalty interest, realizability of the carrying value of undeveloped land and the limited partnership investment discussed in Note 5, and the determination of other than temporary impairment of marketable securities. The Company's estimates are expected to change as additional information becomes available and it is reasonably possible that such estimates will materially change in the forthcoming year.


3. MARKETABLE SECURITIES:

The cost and estimated fair market value of available-for-sale securities at March 31, 1996 were as follows:

                                                Gross       Gross
                                             Unrealized  Unrealized       Fair
                                               Holding     Holding       Mareket
                                   Cost          Gains      Losses        Value
                                   ----      ----------  ---------     --------

     U.S. Treasury securities    $ 466,357   $   6,078    $ (11,427)   $ 461,008
     Redeemable preferred
            securities .......     136,955       8,297         --        145,252
     Equity securities .......     174,538      89,057      (25,121)     238,474
                                 ---------   ---------    ---------    ---------
                                 $ 777,850   $ 103,432    $ (36,548)   $ 844,734
                                 =========   =========    =========    =========

The cost and estimated fair market value of available-for-sale securities with contractual maturities (U.S. Treasury and redeemable preferred) at March 31, 1996, by contractual maturity periods, were as follows:

                                                                        Fair
                                                                       Market
                                                           Cost         Value
                                                           ----        -------

Due in one year or less ..........................       $232,105       $232,029
Due after one year through five years ............        210,902        211,679
Due after five years through ten years ...........         90,953         97,031
Due after ten years ..............................         69,352         65,521
                                                         --------       --------
                                                         $603,312       $606,260
                                                         ========       ========

                                       F27

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Cash proceeds from the sale of available-for-sale securities during the years ended March 31, 1996 and 1995 were $1,265,512 and $797,108, respectively. Net gains from available-for-sale securities sold in the year ended March 31, 1996 amounted to $688,400 (gross gains of $701,152 and gross losses of $12,752). Net losses from securities sold in the year ended March 31, 1995 were $3,222 (gross gains of $23,638 and gross losses of $26,860).


4. GAS ROYALTY INTERESTS:

In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 1996, the net carrying value of this interest amounts to $367,000. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures relating to the gas royalty interest are not included because the information is unavailable from the operator of the properties.

In connection with the purchase, the Company formed a tax partnership, which allocates to the Company the first $40,000 of annual net income from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income in the partnership.


5. PARTNERSHIPS:

In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partner who is the general partner in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $600,000 plus interest at 8% per annum (not to exceed $100,000) after which the allocation will be apportioned according to ownership.

The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported on the equity method of accounting.


                                       F28

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Following is a summary of condensed financial information pertaining to this limited partnership:


Balance sheet data at March 31, 1996:
    Current assets ...........................................      $     8,327
    Noncurrent assets ........................................        1,129,394
    Current liabilities ......................................           31,622
    Noncurrent liabilities ...................................        1,160,774
    Company's equity in net assets ...........................          254,112

                                                       YEARS ENDED MARCH 31,
                                                     ------------------------
                                                      1996              1995
                                                      ----              ----
Operations data:
    Revenue ................................     $    261,526       $   121,961
    Costs and expenses .....................          548,928           339,236
                                                  -----------       -----------
    Net loss ..............................      $  (287,402)      $  (217,275)
                                                  ===========       ===========

    Company's equity in limited partners...      $   (54,606)      $   (41,282)
                                                  ===========       ===========


The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions.


6. INCOME TAXES:

The items that give rise to the components of the net deferred tax asset as of March 31, 1996, are as follows:

          Gas royalty interest  ...................   $  227,000
          Net operating loss carryforward  ........      231,000
                                                        --------
              Deferred tax asset  .................      458,000
          Less valuation allowance  ...............     (458,000)
                                                       ---------
              Net deferred tax asset ..............   $    --
                                                       =========

As of March 31, 1996, AROC has net operating loss carryforwards for Federal income tax purposes, of which approximately $500,000 is attributable to the Company pursuant to the Asset Purchase Agreement and, if not previously utilized, will expire in the years 2009 and 2010.



                                       F29

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
           (A Wholly-Owned Subsidiary of American Rivers Oil Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. COMMITMENTS:

Effective December 1995, a five-year management agreement (the "Agreement") was entered into between the Company, the Company's president (the "Executive") and the parent company. The Agreement, which supersedes a previous employment agreement, provides for minimum annual compensation of $145,000 plus employee benefits. On the last day of September of each year thereafter, the term of the Agreement shall be automatically extended an additional year unless, prior to such last day of September, the Company or the Executive shall have delivered written notice that the term of employment will not be extended. The Agreement may be terminated by the Company only upon the death or disability of the Executive or for cause. If the Executive is terminated without cause, the Company would be required to pay as severance pay an amount equal to the Executive's salary in effect as of the date of termination multiplied by the greater number of years remaining in the term of employment or the number three.

The Company also entered into a three-year employment agreement in December 1995 with two other officers which provide for aggregate annual compensation of $85,000 plus employee benefits. The agreements shall be automatically extended an additional year on September 30 of each year thereafter unless written notice is given by either party that the term of employment will not be extended. The agreements may be terminated upon the death or disability of the individual officer or for cause.


8. FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at March 31, 1996, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. Due to the short operating history of the business owned by the limited partnership discussed in Note 5, management is unable to estimate the fair value of the Company's 19% limited partner interest. However, management believes that fair value exceeds the carrying value at March 31, 1996.


9. SUBSEQUENT EVENT:

In May 1996, the Company loaned an additional $100,000 to the parent company. The note bears interest at 10% and is collateralized by oil and gas producing properties in Louisiana.



                                       F30

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN RIVERS OIL COMPANY
                                     (Registrant)


Date:  June 20, 1996                 By:  /s/ Karlton Terry
                                         -------------------
                                          Karlton Terry
                                          President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 20, 1996                       /s/ Karlton Terry
                                          -------------------
                                          Carlton Terry
                                          Chairman of the Board  of Directors
                                          (Principal Executive Officer)



Date: June 20, 1996                        /s/ Jubal Terry
                                          -----------------
                                          Jubal Terry
                                          Vice President and Acting Chief
                                          Financial Officer
                                          (Principal Financial Officer)

Date:  June 20, 1996                       /s/ Denis Bell
                                          ----------------
                                          Denis Bell
                                          Director