Form 10QSB
period 1996-06-30
AMERICAN RIVERS OIL CO
filed 1996-08-14
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANY
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Wyoming                                          84-0839926
 -------------------------------                          ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

700 East Ninth Avenue, Suite 106, Denver, CO                     80203
- --------------------------------------------                   ---------
  (Address of principal executive offices)                     (Zip Code)

                                 (303) 832-1117
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

The number of shares outstanding as of August 7, 1996 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 2,851,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
   -----       -----

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets :
     Cash                                                      $    5,433
     Oil and gas sales receivable                                 104,291
     Accounts receivable, joint interest owners                     4,510
     Prepaid expenses                                               5,708
                                                               ----------
             Total current assets                                 119,942

Oil and Gas Properties, at cost, using
  successful efforts method:
     Proved properties                                          3,737,210
     Less accumulated depreciation,
       depletion and amortization                                (158,630)
                                                               ----------
             Net oil and gas properties                         3,578,580

Investment in Bishop Capital Corporation                        2,025,613
Other Assets                                                        1,391
                                                               ----------

                                                              $ 5,725,526
                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Payable to major Class B shareholder                     $     58,704
     Payable to Bishop Capital Corporation:
           Note                                                    100,000
           Other                                                    10,634
     Notes payable to bank                                         430,000
     Current maturities of long-term debt                            6,600
     Accounts payable and accrued expenses                         130,280
                                                                ----------
            Total current liabilities                              736,218

Long-Term Debt, less current maturities                             70,584
Deferred Income Taxes                                              183,400

Stockholders' Equity:
     Preferred stock, $.50 par value; 5,000,000 shares
          authorized; no shares issued                                  --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 3,953,004 issued                              39,530
     Class B common stock, $.01 par value; 8,000,000 shares
          authorized; 7,267,820 issued and outstanding              72,678
     Additional paid-in capital                                  7,071,356
     Accumulated deficit                                          (712,178)
     Less treasury stock, at cost,
          1,101,234 of common shares                            (1,736,062)
                                                                ----------
           Total stockholders' equity                            4,735,324
                                                               -----------
                                                               $ 5,725,526
                                                               ===========


       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Three Months
                                                      Ended June 30,
                                                 1996              1995
                                               ----------        ---------
REVENUE:
     Oil and gas sales                          $ 166,518        $  26,408
     Operator fees                                  1,500            2,250
                                                ---------        ---------
       Total revenue                              168,018           28,658

EXPENSES:
     Oil and gas production costs                  72,964           12,650
     General and administrative                   128,063           30,541
     Depreciation, depletion and amortization      34,000            8,490
                                                ---------        ---------
             Total expenses                       235,027           51,681
                                                ---------        ---------
LOSS FROM OPERATIONS                              (67,009)         (23,023)

OTHER EXPENSE:
     Equity in loss of
       Bishop Capital Corporation                 109,169              --
     Interest expense                               9,174            5,244
                                                ---------        ---------
                                                  118,343            5,244
                                                ---------       ----------

LOSS BEFORE INCOME TAXES                         (185,352)         (28,267)
DEFERRED INCOME TAX BENEFIT                        68,000           10,500
                                                ---------        ---------

NET LOSS                                        $(117.352)      $  (17,767)
                                                =========        =========

NET LOSS PER SHARE:
    Common stock                                $    (.03)
                                                =========

    Class B common stock                        $    (.01)
                                                =========


AVERAGE NUMBER OF SHARES OUTSTANDING:
    Common stock                                 2,851,770
                                                 =========
    Class B common stock                         7,267,820
                                                 =========




       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                                           June 30,
                                              -------------------------------
                                                  1996                1995
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $  (117,352)        $   (17,767)
  Adjustments to  reconcile  net
   loss to net cash  provided by (used in)
   operating activities:
    Depreciation, depletion and amortization       34,000               8,490
    Equity in loss of Bishop
      Capital Corporation                         109,169                 --
    Deferred income tax benefit                   (68,000)            (10,500)
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable:
          Oil and gas                             (46,496)            (20,437)
          Joint interest billings                   2,468              (9,910)
        Other assets                                3,175                 --
       Increase (decrease) in:
        Payable to Class B shareholder              4,000                 --
        Payable to Bishop Capital Corporation     (12,945)                --
        Accounts payable and accrued expenses     (15,788)              54,991
                                                ----------          ----------
   Net cash provided by (used in)
      operating activities                       (107,769)               4,867

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and development
     costs for oil and gas properties            (424,551)             (3,980)
   Proceeds from sale of oil and gas property       8,000                 --
                                                ----------         ----------
    Net cash used in investing activities        (416,551)             (3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                       547,000                 --
   Principal payments on borrowings               (17,522)             (8,139)
   Owners' contributions                              --                7,252
                                                ---------          ----------

    Net cash provided by (used in)
     financing activities                         529,478                (887)
                                                ---------          ----------

Increase in Cash                                    5,158                 --

Cash, beginning of period                             275                 --
                                                ----------         ----------

Cash, end of period                            $    5,433          $      --
                                               ==========          ==========

Supplemental Information:
     Cash paid for interest                    $    6,862          $    5,244
                                               ==========          ==========


       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Basis of Presentation

     In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company (KTOC)entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and gas properties ( the "Contributed Properties") for a total of 7,717,820 shares of Class B common stock of Metro, which represented 80% of the issued and outstanding voting securities of Metro. On November 29, 1995, the shareholders of Metro approved this transaction and the closing occurred on December 8, 1995. The shareholders also approved changing the name of the Company from Metro to American Rivers Oil Company (AROC). At the closing date, additional working interests in the KTOC oil and gas properties (the " Option Properties") were acquired for cash, a portion of the Class B common shares issued in the transaction, and other consideration.

     The unaudited consolidated balance sheet at June 30, 1996 reflects AROC's investment in Bishop using the equity method (See Note 2). The unaudited consolidated statements of operations and cash flows for the three months ended June 30, 1996 include the operations of the Contributed Properties, the Option Properties and the operating results of Bishop utilizing the equity method of accounting.

     The unaudited consolidated statements of operations and cash flows for the three months ended June 30, 1995 include the operating results and cash flows related to the Contributed Properties and include an allocation of KTOC's general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities. The net amounts required to fund such activities are presented as a capital contribution from KTOC.

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three month periods ended June 30, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1996, previously filed with the Securities and Exchange Commission.

2.  Investment in Bishop Capital Corporation

     Bishop is being operated autonomously by the prior management of Metro pursuant to the terms of separate Operating, Management and Voting Agreements. Since the Company does not exercise control over Bishop's operations, the investment is accounted for by the equity method.

                           AMERICAN RIVERS OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Following is a summary of condensed unaudited financial information pertaining to Bishop.

                                                              June 30,
                                                                1996
                                                             ----------
      Balance sheet data:
          Current assets                                     $ 1,020,000
          Noncurrent assets                                    1,272,000
          Current liabilities                                   (257,000)
          Unrealized holding gain                                 (9,000)
                                                              ----------
               Company's equity in net assets                $ 2,026,000
                                                               =========

                                                            Three Months
                                                               Ended
                                                            June 30, 1996
                                                            -------------
     Operations data:
          Revenue                                            $    16,000
          Costs and expenses                                    (160,000)
          Gain on sale of marketable securities                   25,000
          Other income (expense)                                  10,000
                                                              ----------
              Net loss                                       $  (109,000)
                                                              ==========

              Company's equity in Bishop's loss              $  (109,000)
                                                              ==========

3.  Notes Payable

     The payable to a major Class B shareholder includes a note payable of $17,000 which is unsecured and bears interest at 10%.

     The note payable of $100,000 to Bishop Capital Corporation, a wholly-owned subsidiary, bears interest at 10% and is collateralized by producing oil and gas properties in Louisiana.

     The notes payable to a bank consist of an unsecured $30,000 note which bears interest at 9.75% and a $400,000 note which bears interest at the Wall Street Journal Prime Rate plus 1% (currently 9.25%) and is collateralized by 6,596,375 shares of the Company's Class B common stock owned by officers, directors and Karlton Terry Oil Company and is personally guaranteed by two individuals who are officers and directors of the Company. Subsequent to June 30, 1996, the two notes were combined into a new note for $608,742 with the additional proceeds utilized to acquire additional producing oil and gas properties. The new note currently bears interest at 9.25%.

                           AMERICAN RIVERS OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.  Net Loss Per Share

     The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock is not entitled to participate in any distribution of shares or assets of Bishop until such shares are converted into common stock beginning June 1998. Accordingly, the common shares were allocated 100% of the Bishop's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying unaudited consolidated statements of operations and cash flows for the three months ended June 30, 1995 only include the operations of the Contributed Properties. Additionally, they include an allocation of Karlton Terry Oil Company's (KTOC) general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities. The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto.

     RESULTS OF OPERATIONS

     Revenue

     The Company's oil and gas sales revenue increased by $140,000 in the quarter ended June 30, 1996 compared to the corresponding quarter in 1995. Production volumes for oil and natural gas also increased significantly in the current quarter compared to the corresponding quarter in 1995. The revenue and production volume increases are primarily attributable to the acquisition of producing oil and natural gas properties in the Denver-Julesburg Basin in the fourth quarter of fiscal year ended March 31, 1996 and in the current quarter. The average sales price of oil increased 14% and the average sales price of natural gas decreased by 7% in the quarter ended June 30, 1996 compared to the corresponding quarter in 1995.

     The production volumes and average sales prices during the periods were as follows:

                                                        Three Months Ended
                                                              June 30,
                                                        --------------------
                                                         1996          1995
                                                        ------        ------

           Oil production (barrels)                      4,419         1,242
           Average sales price per barrel               $20.63        $18.04

           Natural gas production (mcf)                 45,106         2,210
           Average sales price per mcf                  $ 1.67        $ 1.80

     Expenses

     Oil and gas production costs increased $60,000 in the quarter ended June 30, 1996 compared to the corresponding quarter in 1995 due primarily to production expenses associated with the newly-acquired Denver-Julesburg Basin properties. The increase included $12,000 of costs related to the Company complying with new Environmental Protection Agency (EPA) regulations which require firewalls around all storage tanks and the backfilling of existing drilling pits. The Company will incur additional costs complying with the new EPA regulations and anticipates compliance by the end of the second quarter. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs decreased approximately 22% in the first quarter of 1996 to $6.11 per BOE from $7.86 per BOE in the first quarter of 1995. The decrease is attributable to lower production costs associated with the Denver-Julesburg Basin properties.

     General and administrative expenses increased by $97,000 in the first quarter of 1996 compared to the corresponding quarter in 1995. The increase is due to increases in salaries, professional fees and other expenses associated with a public company.

     Depreciation, depletion and amortization expense increased by $25,000 in the current quarter compared to the corresponding quarter in 1995 due to increased production volumes.

     The equity in loss of Bishop Capital Corporation (an unconsolidated wholly-owned subsidiary) represents the Company's equity in Bishop's operations for the three months ended June 30, 1996.

     Interest expense increased by $3,900 for the current quarter of 1996 over the corresponding quarter of 1995 due to a higher average amount of debt outstanding.

     FINANCIAL CONDITION

     At June 30, 1996, the Company had a working capital deficit of $616,000.

     The following summary table reflects the Company's cash flows for the three months ended June 30, 1996 and 1995:

                                                         Three Months Ended
                                                             June 30,
                                                      ------------------------
                                                          1996          1995
                                                      ----------     ---------
      Net cash provided by (used in)
        operating activities                          $ (108,000)    $   4,800
      Net cash used in investing activities             (416,000)       (3,900)
      Net cash provided by (used in)
        financing activities                             529,000          (900)

     The Company had a net use of cash in operating activities of $108,000 in the first quarter of 1996 compared to net cash provided by operating activities of $4,800 in the first quarter of 1995. The decrease is primarily due to the payment of accounts payable and accrued expenses of $100,000 from proceeds of a loan from Bishop Capital Corporation.

     Net cash used in investing activities of $416,000 in the first quarter of 1996 resulted from the acquisition of additional working interests in producing oil and gas properties in the Denver-Julesburg Basin from unrelated third parties and a major Class B shareholder. Net cash used in investing activities of $3,900 in the first quarter of 1995 resulted from capital expenditures on the Sparkle #1 well.

     Net cash provided by financing activities of $529,000 in the first quarter of 1996 resulted from bank borrowings of $430,000 and borrowings from Bishop Capital Corporation of $100,000. In addition, the Company borrowed $17,000 from a major Class B shareholder. Net cash used in financing activities of $900 in the first quarter of 1995 is due to principal payments on borrowings of $8,100 offset by owners' contributions of $7,200.

     The Company's oil and gas strategy is and will continue to be the acquisition and development of leases underlying large rivers and lakes in known oil and gas fields (the "River Leases"). The Company is acquiring producing cash flow properties in the Denver-Julesburg Basin to augment and diversify its strategy on the River Leases. The Company will also review and consider acquiring or participating in other oil and gas projects which management may expect will increase the cash flow and/or add to the long-term financial stability of the Company.

     A  substantial  portion of the  Company's  oil and gas  reserves are Proved
     Undeveloped Reserves and the estimated expenditures to develop these properties amount to $1,321,000. Successful development and production of such reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that present oil and gas wells of the Company will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, or that there will be favorable markets for oil and gas which may be produced in the future.

     The Company's development plans include the drilling of offsets to the existing river wells as a preliminary priority while gradually drilling new wells under previously undrilled river projects at the rate of three to five wells per year. It is estimated that capital of $1,700,000 will be required to: (i) meet operating capital requirements; (ii) carry out management's plans to drill three to five development wells in fiscal 1997;
     (iii) purchase existing producing oil and gas wells; and (iv) repay outstanding debt. The assets transferred to Bishop Capital Corporation as part of the acquisition are not available for use by the Company. To meet these requirements, management is conducting a private placement of up to 1,800,000 shares of the Company's common stock for gross proceeds of $1,800,000. As of June 30, 1996, the Company received proceeds of $520,887 (net of commissions and other offering expenses). The offering is continuing and the Company may receive up to $1,262,500 of additional proceeds (before deduction of commissions and other offering costs). If the maximum proceeds from this offering are raised, the Company believes that the net proceeds would be sufficient to fund planned activities through at least the end of fiscal 1997. If the maximum proceeds are not raised, management may seek alternative financing arrangements, including additional bank financing and/or the promotion of drilling arrangements to oil industry partners and other investors. There is no assurance that the bank financing or the promotion of drilling arrangements to industry partners and other investors will occur. No commitments have been received for any such financing or drilling arrangements. If such financing is not obtained or alternate drilling arrangements completed, the Company could experience significant cash flow problems. In such case, the Company may have to promote a well by selling a portion of its leasehold acreage. While management believes obtaining financing through industry partner promotion is a viable means to fund development, it is not the preferred alternative since it results in a lower share of the related proved reserves and cash flows.

     Subsequent to June 30, 1996, the Company borrowed an additional $178,742 from a bank for the acquisition of producing oil and gas properties in the Denver-Julesburg Basin. This borrowing and $430,000 from earlier borrowings were combined into one note payable of $608,742 with a maturity date of September 1996. The new note is collateralized by 6,596,375 shares of the Company's Class B common stock owned by officers, directors and Karlton Terry Oil Company and is personally guaranteed by two individuals who are officers and directors of the Company. The Company is currently negotiating with the bank for a $1,000,000 line of credit which would be utilized for the acquisition of producing oil and gas properties.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     None

Item 2.  Changes in Securities
         ---------------------

     On June 26, 1996, a Special Meeting of Shareholders was held and the shareholders approved a proposal to amend the Articles of Incorporation to eliminate the supervoting provision of the Class B Common Stock and provide the same voting terms as the Company's common stock, one share one vote. The Articles of Amendment to the Articles of Incorporation were filed subsequent to June 30, 1996.

Item 3.  Default Upon Senior Securities
         ------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             a. A Special Meeting of  Shareholders  was held on June 26, 1996 to consider and take action on a proposal to amend the Articles of Incorporation to eliminate the supervoting provision of the Class B Common Stock and provide the same voting terms of the Company's Common Stock, one share one vote.

                      For                 7,824,654
                      Against                   168
                      Abstained               2,386

Item 5.  Other Information
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

             a. Exhibits

                 Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                 None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN RIVERS OIL COMPANY
                                      (Registrant)


Date:  August 7, 1996                  By:   /s/ Karlton Terry
                                           ------------------------------------
                                            Karlton Terry
                                            President
                                            (Principal Executive Officer)


Date:  August 7, 1996                  By:   /s/ Jubal Terry
                                           ------------------------------------
                                            Jubal Terry
                                            Vice President and Acting
                                            Chief Financial Officer
                                            (Principal Financial Officer)