Form 10QSB
period 1996-09-30
AMERICAN RIVERS OIL CO
filed 1996-11-14
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006
                        --------

                           AMERICAN RIVERS OIL COMPANY
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                                  84-0839926
      ------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      700 East Ninth Avenue, Suite 106, Denver, CO            80203
      --------------------------------------------          ----------
        (Address of principal executive offices)            (Zip Code)

                                 (303) 832-1117
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

The number of shares outstanding as of November 12, 1996 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,256,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes        No   X
    -----     -----

                                AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                              SEPTEMBER 30, 1996
                                                 (Unaudited)

                                                   ASSETS
                                                   ------

Current Assets:
     Cash                                                                $    70,745
     Oil and gas sales receivable                                             97,592
     Prepaid expenses                                                          3,946
                                                                         -----------
         Total current assets                                                172,283

Oil and Gas Properties, at cost, using successful efforts method:
     Proved properties                                                     3,897,840
     Less accumulated depreciation, depletion and amortization              (185,630)
                                                                         -----------
                           Net oil and gas properties                      3,712,210

Investment in Bishop Capital Corporation                                   1,901,355
Other Assets                                                                  20,020
                                                                         -----------
                                                                         $ 5,805,868
                                                                         ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities:
     Payable to major Class B shareholder                                $    60,940
     Payable to Bishop Capital Corporation:
           Note                                                              100,000
           Other                                                              19,070
     Note payable to bank                                                    703,866
     Current maturities of long-term debt                                      6,600
     Accounts payable and accrued expenses                                    92,745
                                                                         -----------
            Total current liabilities                                        983,221

Long-Term Debt, less current maturities                                       70,584
Deferred Income Taxes                                                         95,400

Stockholders' Equity:
     Preferred stock, $.50 par value; 5,000,000 shares
          authorized; no shares issued                                            --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 4,028,004 issued                                        40,280
     Class B common stock, $.01 par value; 8,000,000 shares
          authorized; 7,267,820 issued and outstanding                        72,678
     Additional paid-in capital                                            7,140,606
     Accumulated deficit                                                    (860,839)
     Less treasury stock, at cost, 1,101,234 of common shares             (1,736,062)
                                                                         -----------
           Total stockholders' equity                                      4,656,663
                                                                         -----------
                                                                         $ 5,805,868
                                                                         ===========

        See accompanying  notes to these  consolidated financial statements.

                                      -2-


                                    AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                     For   the   Three   Months        For the Six Months
                                                         Ended September 30,           Ended Septemer 30,
                                                    ---------------------------    --------------------------
                                                        1996            1995          1996           1995
                                                     -----------    -----------    -----------    -----------
REVENUE:
     Oil and gas sales                               $   153,048     $   22,757    $  319,566      $   49,165
     Operator fees                                         1,500          1,500         3,000           3,750
                                                     -----------     ----------    ----------      ----------
         Total revenue                                   154,548         24,257       322,566          52,915

EXPENSES:
     Oil and gas production costs                        105,692         13,904       178,656          26,554
     General and administrative                          116,388         38,542       244,451          69,083
     Depreciation, depletion and amortization             27,000          7,350        61,000          15,840
                                                     -----------     ----------    ----------      ----------
         Total expenses                                  249,080         59,796       484,107         111,477
                                                     -----------     ----------    ----------      ----------


LOSS FROM OPERATIONS                                    (94,532)        (35,539)     (161,541)        (58,562)

OTHER EXPENSE:
     Equity in loss of Bishop Capital Corporation       124,258              --       233,427              --
     Interest expense                                    17,871           4,293        27,045           9,537
                                                     ----------      ----------    ----------      ----------
                                                        142,129           4,293       260,472           9,537
                                                     ----------      ----------    ----------      ----------

LOSS BEFORE INCOME TAXES                               (236,661)        (39,832)     (422,013)        (68,099)

DEFERRED INCOME TAX BENEFIT                              88,000          14,700       156,000          25,200
                                                     ----------      ----------    ----------     -----------

NET LOSS                                             $ (148,661)     $  (25,132)   $ (266,013)    $   (42,899)
                                                     ==========      ==========    ==========     ===========

NET LOSS PER SHARE:
    Common stock                                     $     (.03)                   $     (.06)
                                                     ==========                    ===========
    Class B common stock                             $     (.01)                   $      (.01)
                                                     ==========                    ===========

AVERAGE NUMBER OF SHARES
    OUTSTANDING:
    Common stock                                      2,890,765                      2,871,374
                                                      =========                      =========
    Class B common stock                              7,267,820                      7,267,820
                                                      =========                      =========


                           See accompanying notes to these consolidated financial statements.





                                 AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                       Six Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       1996         1995
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(266,013)   $ (42,899)
     Adjustments to  reconcile  net loss to net cash  provided
       by (used in) operating activities:
         Depreciation, depletion and amortization                      61,000       15,840
         Equity in loss of Bishop Capital Corporation                 233,427         --
         Deferred income tax benefit                                 (156,000)     (25,200)
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Oil and gas sales receivable                              (32,819)     (23,918)
            Other assets                                              (13,692)        --
           Increase (decrease) in:
            Payable to Class B shareholder                              6,236         --
            Payable to Bishop Capital Corporation                      (4,509)        --
            Accounts payable and accrued expenses                     (53,323)      81,944
                                                                    ---------    ---------
     Net cash provided by (used in) operating activities             (225,693)       5,767

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and development costs for oil and gas properties       (605,236)     (16,446)
  Proceeds from sale of oil and gas property                           28,055         --
                                                                    ---------    ---------
     Net cash used in investing activities                           (577,181)     (16,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            820,866         --
  Principal payments on borrowings                                    (17,522)     (25,128)
  Proceeds from private placement of common stock                      75,000         --
  Private placement offering costs                                     (5,000)        --
  Owners' capital contributions                                           --         35,807
                                                                    ---------    ---------
     Net cash provided by financing activities                        873,344       10,679
                                                                    ---------    ---------

Increase in Cash                                                       70,470         --

Cash, beginning of period                                                 275         --
                                                                    ---------    ---------

Cash, end of period                                                 $  70,745    $    --
                                                                    =========    =========

Supplemental Information:
     Cash paid for interest                                         $  19,051    $   9,537
                                                                    =========    =========

                See accompanying  notes to these  consolidated financial statements

                                            -4-

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

     The unaudited consolidated balance sheet at September 30, 1996 reflects AROC's investment in Bishop using the equity method (See Note 2). The unaudited consolidated statements of operations and cash flows for the three and six months ended September 30, 1996 include the operations of the Contributed Properties, the Option Properties and the operating results of Bishop utilizing the equity method of accounting.

     The unaudited consolidated statements of operations and cash flows for the three and six months ended September 30, 1995 include the operating results and cash flows related to the Contributed Properties and include an allocation of KTOC's general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities. The net amounts required to fund such activities are presented as a capital contribution from KTOC.

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three and six month periods ended September 30, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1996, previously filed with the Securities and Exchange Commission.

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

                                        September 30,
                                            1996
                                        -------------
Balance sheet data:
  Current assets                         $   816,000
  Noncurrent assets                        1,304,000
  Current liabilities                       (205,000)
  Unrealized holding gain                    (14,000)
                                         -----------
    Company's equity in net assets       $ 1,901,000
                                         ===========

                                         Three Months        Six Months
                                            Ended              Ended
                                         September 30,      September 30,
                                             1996               1996
                                         -------------      -------------
Operations data:
   Revenue                                 $  13,000         $  29,000
   Costs and expenses                       (143,000)         (303,000)
   Gain on sale of marketable securities       1,000            26,000
   Other income (expense)                      5,000            15,000
                                           ---------         ---------
     Net loss                              $(124,000)        $(233,000)
                                           =========         =========

     Company's equity in Bishop's loss     $(124,000)        $(233,000)
                                           =========         =========

3.  Notes Payable

     The payable to a major Class B shareholder includes a note payable of $17,000 which is unsecured and bears interest at 10%.

     The note payable of $100,000 to Bishop Capital Corporation, a wholly-owned subsidiary, bears interest at 10% and is collateralized by producing oil and gas properties in Louisiana.

     The note payable to bank is a secured bank credit agreement (the "Agreement") in which the Company had an initial borrowing limit of $1,000,000 as of September 30, 1996. Under terms of the Agreement, the outstanding principal balance cannot exceed the bank's commitment amount which decreases each succeeding month until the note matures on September 13, 1997. As of November 12, 1996, $743,866 was outstanding under the Agreement and the bank's commitment amount was $960,405.

                           AMERICAN RIVERS OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Interest is payable monthly at the prime rate as published in the Wall Street Journal plus 1% (9.25% at September 30, 1996).

     Borrowings under the Agreement are secured by a mortgage on the Company's interests in its Denver-Julesburg Basin producing properties and is personally guaranteed by two individuals who are officers and directors of the Company.

     The Agreement includes restrictive convenants which, among other matters, include debt restrictions, dividends declared, the sale of assets and the creation of liens.

4.  Net Loss Per Share

     The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock is not entitled to participate in any distribution of shares or assets of Bishop until such shares are converted into common stock beginning June 1998. Accordingly, the common shares were allocated 100% of Bishop's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

5.  Subsequent Events

     In November 1996, the Company signed a letter of intent to merge with Opon Development Company ("ODC") subject to, among other conditions, negotiations and execution of a definitive agreement, obtaining of project financing for ODC's only asset consisting of a 4.55% working interest in the Opon oil and gas field in Columbia, South America and shareholder approval of both companies. Upon conclusion of the merger ODC shareholders would own 90 - 95% of American Rivers, the surviving entity, and ODC management would operate the Company. The merger is expected to be completed in the first quarter of 1997 but there is no assurance that the transaction will be completed.

     The Company also completed the private placement offering which realized net proceeds of $910,487 ($590,887 as of September 30, 1996) which has been or will be used for development of its River Lease Prospects and/or acquiring additional producing oil and gas properties. In addition, the Company will spin off Bishop Capital Corporation, a wholly - owned subsidiary, to holders of the Company's Common stock of record at November 18, 1996. The holders of the Company's Class B common stock will not participate in the spin-off.

                   AMERICAN RIVERS OIL COMPANYAND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto. The information presented for the three and six months ended September 30, 1995 only includes the operations of the Contributed Properties. Additionally, they include an allocation of Karlton Terry Oil Company's (KTOC) general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities.

RESULTS OF OPERATIONS

             Three Months Ended September 30, 1996 Compared to 1995
Revenue

The Company's oil and gas sales revenue increased by $130,000 in the quarter ended September 30, 1996 compared to the corresponding quarter in 1995. Production volumes for oil and natural gas also increased significantly in the current quarter compared to the corresponding quarter in 1995. The revenue and production volume increases are primarily attributable to the acquisition of producing oil and natural gas properties in the Denver-Julesburg Basin. The average sales price of oil increased 24% and the average sales price of natural gas remained comparable for the quarter ended September 30, 1996 compared to the corresponding quarter in 1995.

The production volumes and average sales prices during the periods were as follows:

                                                   Three Months Ended
                                                      September 30,
                                                  ---------------------
                                                   1996           1995
                                                  ------         ------

   Oil production (barrels)                        3,893           1,099
   Average sales price per barrel                 $20.27          $16.40

   Natural gas production (mcf)                   48,830           3,096
   Average sales price per mcf                    $ 1.52          $ 1.53

Expenses

Oil and gas production costs increased $92,000 in the quarter ended September 30, 1996 compared to the corresponding quarter in 1995 due primarily to production expenses associated with the Denver-Julesburg Basin properties. The increase included approximately $28,000 of costs complying with new Environmental Protection Agency (EPA) regulations which require firewalls around all storage tanks and the backfilling of existing drilling pits and which compliance work was subtantially completed as of September 30, 1996. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $8.78 (including $2.33 for the EPA costs) for the quarter ended September 30, 1996 compared to $8.61 for the comparable quarter of 1995. If the EPA costs were not incurred, in the current quarter, production costs would have been $6.28 per BOE due to fixed components of oil and gas production expenses being allocated over a larger production base.

General and administrative expenses increased by $78,000 for the quarter ended September 30, 1996 compared to the corresponding quarter in 1995. The increase is due to increases in salaries, professional fees and other expenses associated with a public company.

Depreciation, depletion and amortization expense increased by $20,000 in the current quarter compared to the corresponding quarter in 1995 due to increased production volumes.

The equity in loss of Bishop Capital Corporation (an unconsolidated wholly-owned subsidiary) represents the Company's equity in Bishop's operations for the three months ended September 30, 1996. No amounts were shown in 1995 since the reverse acquisition did not occur until December 1995.

Interest  expense  increased by $13,000 for the current quarter of 1996 over the
corresponding   quarter  of  1995  due  to  a  higher  average  amount  of  debt outstanding.

              Six Months Ended September 30, 1996 Compared to 1995

Revenue

The Company's oil and gas sales revenue increased by $270,000 for the six months ended September 30, 1996 compared to the corresponding period in 1995. Production volumes for oil and natural gas also increased significantly in the current period compared to the corresponding period in 1995. The revenue and production volume increases are primarily attributable to the acquisition of producing oil and natural gas properties in the Denver-Julesburg Basin. The average sales price of oil increased 18% and the average sales price of natural gas decreased by 3% in the six month period ended September 30, 1996 compared to the corresponding period in 1995.

The production volumes and average sales prices during the periods were as follows:

                                                        Six Months Ended
                                                          September 30,
                                                      --------------------
                                                       1996          1995
                                                      ------        ------

    Oil production (barrels)                           8,312         2,341
    Average sales price per barrel                    $20.41        $17.27

    Natural gas production (mcf)                      93,936         5,306
    Average sales price per mcf                       $ 1.59        $ 1.64

Expenses

Oil and gas production costs increased $152,000 in the six months ended September 30, 1996 compared to the corresponding period in 1995 due primarily to production expenses associated with the Denver-Julesburg Basin properties. The increase included approximately $40,000 of costs related to the Company complying with the new Environmental Protection Agency (EPA) regulations. Production costs per BOE for the six months ended September 30, 1996 was $7.45 (including $1.67 for the EPA compliance costs) compared to $8.23 for the comparable period in 1995. The decrease without regard for the EPA costs is due to fixed components of oil and gas production expense being allocated over a larger production base.

General and administrative expenses increased by $175,000 for the six months ended September 30, 1996 compared to the corresponding period in 1995. The increase is due to increases in salaries, professional fees and other expenses associated with a public company.

Depreciation, depletion and amortization expense increased by $45,000 in the current six month period compared to the corresponding period in 1995 due to increased production volumes.

Interest expense increased by $17,000 for the six months ended September 30, 1996 over the corresponding period in 1995 due to a higher average amount of debt outstanding.

FINANCIAL CONDITION

At September 30, 1996, the Company had a working capital deficit of $811,000.

The following summary table reflects the Company's cash flows for the six months ended September 30, 1996 and 1995:

                                                        Six Months Ended
                                                           September 30,
                                                    -------------------------
                                                       1996            1995
                                                    ----------      ---------
 Net cash provided by (used in)
   operating activities                             $ (226,000)     $   6,000
 Net cash used in investing activities                (577,000)       (16,000)
 Net cash provided by financing activities             873,000         10,000

The Company had a net use of cash in operating activities of $226,000 for the six months ended September 30, 1996 compared to net cash provided by operating activities of $6,000 for the six months ended September 30, 1995. The net use of cash in the current period primarily resulted from the payment of accounts payable and accrued expenses and overhead costs.

Net cash used in investing activities of $577,000 for the six months ended September 30, 1996 resulted from the acquisition of additional working interests in producing oil and gas properties in the Denver-Julesburg Basin from unrelated third parties and a major Class B shareholder. Net cash used in investing activities of $16,000 for the six months ended September 30, 1995 resulted from capital expenditures on the Sparkle #1 and Ohio River #1 wells.

Net cash provided by financing activities of $873,000 for the six months ended September 30, 1996 resulted from borrowings of $703,000 from a bank, $100,000 from Bishop Capital Corporation, $17,000 from a major Class B shareholder offset by principal payments on borrowings of $17,000. In addition, the Company received net proceeds of $70,000 from the private placement of common stock. Net cash provided by financing activities of $10,000 for the six months ended September 30, 1995 resulted from owners' contributions of $35,000 offset by principal payments on borrowings of $25,000.

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

     The Company's development plans include the drilling of offsets to the existing river wells as a preliminary priority while gradually drilling new wells under previously undrilled river projects at the rate of three to five wells per year. It is estimated that capital of $1,700,000 will be required to:
(i) meet operating capital requirements; (ii) carry out management's plans to drill three to five development wells in fiscal 1997; (iii) purchase existing producing oil and gas wells; and (iv) repay outstanding debt. The assets transferred to Bishop Capital Corporation as part of the acquisition are not available for use by the Company. To meet these requirements, management was conducting a private placement of up to 1,800,000 shares of the Company's common stock for gross proceeds of $1,800,000. As of September 30, 1996, the Company received proceeds of $590,887 (net of commissions and other offering expenses). The Company subsequently completed its private placement by raising an additional $319,600 (net of commissions and other offering expense) for a total of $910,487. Since the maximum proceeds were not raised, management may seek alternative financing arrangements, including additional bank financing and/or the promotion of drilling arrangement to oil industry partners and other investors. There is no assurance that the bank financing or the promotion of drilling arrangements to industry partners and other investors will occur. The Company now intends to drill what is considered to be its best river location with the best potential to increase the cash flow of the Company which may provide operating capital to drill subsequent river wells. No commitments have been received for any such financing or drilling arrangements. If such financing is not obtained or alternate drilling arrangements completed, the Company could experience significant cash flow problems. In such case, the Company may have to promote a well by selling a portion\ of its leasehold acreage. While management believes obtaining financing through industry partner promotion is a viable means to fund development, it is not the preferred alternative since it results in a lower share of the related proved reserves and cash flows.

     On November 12, 1996, the Company announced that it signed a letter of intent to merge with Opon Development Company (ODC) subject to, among other conditions, negotiation and execution of a definitive agreement, obtaining of project financing for ODC's Columbian project and shareholder approval of both companies. American Rivers would be the surviving entity in the merger. ODC's only asset is a 4.55% working interest in and to the prolific Opon oil and gas field in Colombia, South America which is operated by Amoco Colombia Petroleum Corp., with Hondo Magdalena Oil & Gas Company being the other partner. Upon conclusion of the merger ODC shareholders would own 90-95% of American Rivers and ODC management would operate the company. American Rivers' current oil and gas operations are expected to continue. The merger is expected to be completed in the first quarter of 1997 but there is no assurance that the transaction will be completed.

     ODC and the Company are in discussion with NM Rothschild & Sons Limited regarding project finance. The Company is also in discussions with, and expect to engage Rothschild Natural Resources for financial and advisory support.

     The Company also will spin-off its Bishop Capital Corporation subsidiary (which has a net worth of approximately $2 million) to holders of its common stock of record at November 18, 1996. The holders of Class B common stock will not participate in the spin-off.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Default Upon Senior Securities
         ------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Exhibits

            Exhibit 27. Financial Data Schedule (submitted only in electronic format)

         b. Reports on Form 8-K

            None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN RIVERS OIL COMPANY
                                             (Registrant)

Date:  November 12, 1996                     By:   /s/ Karlton Terry
                                                  ------------------
                                                  Karlton Terry
                                                  President
                                                  (Principal Executive Officer)


Date:  November 12, 1996                     By:   /s/ Jubal Terry
                                                 ----------------
                                                 Jubal Terry
                                                 Vice President and Acting
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)