Form 10QSB
period 1996-12-31
AMERICAN RIVERS OIL CO
filed 1997-02-14
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1996
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006
                        -------

                           AMERICAN RIVERS OIL COMPANY
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Wyoming                                        84-0839926
  ------------------------------                         ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

 700 East Ninth Avenue, Suite 106, Denver, CO                  80203
 --------------------------------------------                 --------
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

The number of shares outstanding as of February 5, 1997 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,580,070 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
    -----      -----

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996
                                   (Unaudited)

                                     ASSETS
Current Assets:
     Cash                                                      $   279,110
     Oil and gas sales receivable                                  127,477
                                                               -----------
       Total current assets                                        406,587

Oil and Gas Properties, at cost,
  using successful efforts method:
     Proved properties                                           3,986,303
     Less accumulated depreciation,
      depletion and amortization                                  (225,630)
                                                               -----------
       Net oil and gas properties                                3,760,673

Investment in Bishop Capital Corporation                         1,780,732
Other Assets                                                        14,560
                                                               -----------
                                                               $ 5,962,552
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note payable to bank                                      $   703,866
     Payable to Bishop Capital Corporation                           1,770
     Current maturities of long-term debt                            6,600
     Accounts payable and accrued expenses                          62,831
                                                               -----------
       Total current liabilities                                   775,067

Long-Term Debt, less current maturities                             70,584

Stockholders' Equity:
     Preferred stock, $.50 par value; 5,000,000 shares
          authorized; no shares issued                                  --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 4,681,304 issued                              46,813
     Class B common stock, $.01 par value; 8,000,000 shares
          authorized; 7,267,820 issued and outstanding              72,678
     Additional paid-in capital                                  7,773,097
     Accumulated deficit                                        (1,039,625)
     Less treasury stock, at cost,
      1,101,234 of common shares                                (1,736,062)
                                                               -----------
        Total stockholders' equity                               5,116,901
                                                               -----------
                                                               $ 5,962,552
                                                               ===========
       See accompanying notes to these consolidated financial statements.


                               AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                             For the Three Months         For the Nine Months
                                                              Ended December 31,           Ended December 31,
                                                          --------------------------    --------------------------
                                                             1996           1995           1996           1995
                                                          -----------    -----------    -----------    -----------
REVENUE:
     Oil and gas sales                                    $   223,235    $    26,887    $   542,801    $    76,052
     Operator fees                                              1,500          1,850          4,500          5,600
                                                          -----------    -----------    -----------    -----------
       Total revenue                                          224,735         28,737        547,301         81,652

EXPENSES:
     Oil and gas production costs                             106,434         18,736        285,090         45,290
     General and administrative                               160,619         50,166        405,070        119,249
     Depreciation, depletion and amortization                  40,000          8,650        101,000         24,490
     Provision for impairment of oil property                    --          140,451           --          140,451
                                                          -----------    -----------    -----------    -----------
       Total expenses                                         307,053        218,003        791,160        329,480
                                                          -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                                          (82,318)      (189,266)      (243,859)      (247,828)

OTHER EXPENSE:
     Equity in loss of Bishop Capital Corporation             170,796         51,390        404,223         51,390
     Professional fees relating to Contributed
          Properties                                             --          145,129           --          145,129
     Nonemployee compensatory common stock
          option expense                                         --          200,000           --          200,000
     Interest expense                                          21,072          3,093         48,117         12,630
                                                          -----------    -----------    -----------    -----------
                                                              191,868        399,612        452,340        409,149
                                                           -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                                     (274,186)      (588,878)      (696,199)      (656,977)
DEFERRED INCOME TAX BENEFIT                                    95,400        143,900        251,400        169,100
                                                          -----------    -----------    -----------    -----------

NET LOSS                                                  $  (178,786)   $  (444,978)   $  (444,799)   $  (487,877)
                                                          ===========    ===========    ===========    ===========

NET LOSS PER SHARE:
    Common stock                                          $      (.04)   $      (.06)   $      (.10)   $      (.07)
                                                          ===========    ===========    ===========    ===========
    Class B common stock                                  $      (.01)   $      (.04)   $      (.02)   $      (.05)
                                                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:
    Common stock                                            3,296,942      1,599,455      3,013,746      1,599,455
                                                          ===========    ===========    ===========    ===========
    Class B common stock                                    7,267,820      7,717,820      7,267,820      7,717,820
                                                          ===========    ===========    ===========    ===========

                            See accompanying notes to these consolidated financial statements.





                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                     Nine Months Ended
                                                                                       December 31,
                                                                            --------------------------------
                                                                                1996                 1995
                                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (444,799)         $  (487,877)
    Adjustments to  reconcile  net loss to net cash  provided by
      (used in) operating activities:
        Depreciation, depletion and amortization                                101,000               24,490
        Equity in loss of Bishop Capital Corporation                            404,223               51,390
        Deferred income tax benefit                                            (251,400)            (169,100)
        Nonemployee compensatory stock option expense                              --                200,000
        Provision for impairment of oil and gas properties                         --                140,451
        Issuance of common stock for services                                      --                 68,250
        Changes in operating assets and liabilities:
          (Increase) decrease in:
            Accounts receivable:
             Oil and gas sales                                                  (70,041)                 379
             Joint interest billings                                              7,337               13,820
            Prepaids                                                              9,137                 --
            Other assets                                                       (13,423)                 --
          Increase (decrease) in:
            Payable to Class B shareholder                                     (20,704)               86,529
            Payable to Bishop Capital Corporation                              (21,809)               11,681
            Accounts payable and accrued expenses                              (83,237)               94,893
                                                                           -----------           -----------
    Net cash provided by (used in) operating activities                       (383,716)               34,906

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and development costs for oil and gas properties                (649,393)             (727,118)
  Cash obtained in reverse acquisition                                           --                  700,000
                                                                           -----------           -----------
    Net cash used in investing activities                                     (649,393)              (27,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                    803,866                  --
   Principal payments on borrowings                                           (134,522)              (37,694)
   Proceeds from private placement of common stock                             680,000                  --
   Private placement offering costs                                            (37,400)               (2,480)
   Owners' capital contributions                                                 --                   60,042
                                                                           -----------           -----------
     Net cash provided by financing activities                               1,311,944                19,868
                                                                           -----------           -----------

Net increase in Cash                                                           278,835                27,656

Cash, beginning of period                                                          275                 --
                                                                           -----------           -----------

Cash, end of period                                                        $   279,110           $    27,656
                                                                           ===========           ===========

                           See accompanying notes to these consolidated financial statements.

                                                           -4-


                            AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                             (Continued)

                                                                         Nine Months Ended
                                                                           December 31,
                                                                  -----------------------------
                                                                      1996              1995
                                                                  -----------        ----------
Supplemental Cash Flow Information:
   Cash paid for interest                                         $    42,330        $   12,630
                                                                  ===========        ==========
   Cash paid for income taxes                                     $        --        $       --
                                                                  ===========        ==========

Supplemental Disclosure of Noncash Investing and
   Financial Activities:
     Issuance of Class B common stock for Option Properties       $        --        $  552,945
     Issuance of convertible Class B common stock for Option
       Properties                                                          --           675,000
     Production payment obligation incurred for Option Properties          --            77,184
     Issuance of common stock for property acquisition services        16,250            81,750
     Consummation of reverse acquisition:
       Investment in Bishop Capital Corporation                            --         2,296,581
       Oil property                                                        --           156,451








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

     The  unaudited  consolidated  balance  sheet at December 31, 1996  reflects
AROC's investment in Bishop using the equity method (See Note 2). The accompanying unaudited financial statements include the operating results and cash flows of the Contributed Properties for all periods presented, and the Option Properties and equity method operating results of Bishop are included beginning in December 1995 when the change of control occurred. Additionally, the accompanying financial statements for periods prior to December 1995 include an allocation of KTOC's general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities. The net amounts required to fund such activities are presented as a capital contribution from KTOC.

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1996 and the results of operations and cash flows for the three and nine month periods ended December 31, 1996 and 1995. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1996, previously filed with the Securities and Exchange Commission.

2.  Investment in Bishop Capital Corporation

     Bishop is being operated autonomously by the prior management of Metro pursuant to the terms of separate Operating, Management and Voting Agreements. Since the Company does not exercise control over Bishop's operations, the investment is accounted for by the equity method.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Following is a summary of condensed unaudited financial information pertaining to Bishop.

                                                          December 31,
                                                             1996
                                                          -----------
      Balance sheet data:
          Current assets                                  $   791,000
          Noncurrent assets                                 1,235,000
          Current liabilities                                (245,000)
                                                          -----------
            Company's equity in Bishop's net assets       $ 1,781,000
                                                          ===========


                                                                   Three Months Ended          Nine Months Ended
                                                                       December 31,               December 31,
                                                               -----------------------    -----------------------
                                                                  1996          1995         1996         1995
                                                               ----------    ---------    ----------    ----------
     Operations data:
          Revenue                                              $   19,000    $  19,000    $   49,000    $   49,000
          Costs and expenses                                     (208,000)    (404,000)     (512,000)     (761,000)
          Gain on sale of marketable securities                    26,000      631,000        51,000       686,000
          Other income (expense)                                   (8,000)       4,000         8,000        25,000
                                                               ----------    ---------    -----------   ----------
             Net income (loss)                                 $ (171,000)   $ 250,000    $ (404,000)   $   (1,000)
                                                               ==========    =========    ==========    ==========

     Company's equity in Bishop's income (loss)                $ (171,000)   $ (51,000)   $ (404,000)   $  (51,000)
                                                               ==========    =========    ==========    ==========

     The Company's equity in Bishop's operations for the periods in 1995 represent Bishop's operating results for December 1995 when the change of control occurred.

3.  Notes Payable

     The note payable to bank is a secured bank credit agreement (the "Agreement") in which the Company had an initial borrowing limit of $1,000,000. Under terms of the Agreement, the outstanding principal balance cannot exceed the bank's commitment amount which decreases each succeeding month until the note matures on September 13, 1997. As of February 5, 1997, $760,366 was outstanding under the Agreement and the bank's commitment amount was $901,772.

     Interest is payable monthly at the prime rate as published in the Wall Street Journal plus 1% (9.25% at December 31, 1996).

     Borrowings under the Agreement are secured by a mortgage on the Company's interests in its Denver-Julesburg Basin producing properties and is personally guaranteed by two individuals who are officers and directors of the Company.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





     The Agreement includes restrictive convenants which, among other matters, include debt restrictions, dividends declared, the sale of assets and the creation of liens.

4.  Common Stock

     In connection with the private placement of 275,000 shares in November 1996, the Company agreed to issue a stock option to the non-affiliated third party to acquire up to 275,000 shares of common stock at $1.10 per share. The stock option will expire in November 1997.

5.  Net Loss Per Share

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

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto. The information presented includes the operations of the Contributed Properties for all periods with the Option Properties and equity method operating results of Bishop included beginning in December 1995 when the change of control occurred. Additionally, an allocation of Karlton Terry Oil Company's (KTOC) general and administrative expenses based on KTOC's activities related to the Contributed Properties compared to its overall activities is included in the periods prior to December 1995.

RESULTS OF OPERATIONS

              Three Months Ended December 31, 1996 Compared to 1995
Revenue

The Company's oil and gas sales revenue increased by $196,000 in the quarter ended December 31, 1996 compared to the corresponding quarter in 1995. Production volumes for oil and natural gas also increased significantly in the current quarter compared to the corresponding quarter in 1995. The revenue and production volume increases are primarily attributable to the acquisition of producing oil and natural gas properties in the Denver-Julesburg Basin. The average sales price of oil increased 41% and the average sales price of natural gas increased 9% for the quarter ended December 31, 1996 compared to the corresponding quarter in 1995.

The production volumes and average sales prices during the periods were as follows:

                                                   Three Months Ended
                                                       December 31,
                                                  ---------------------
                                                    1996         1995
                                                  -------       -------

  Oil production (barrels)                          4,175         1,238
  Average sales price per barrel                   $23.34        $16.58

  Natural gas production (mcf)                     63,236         3,437
  Average sales price per mcf                      $ 1.99        $ 1.83

Expenses

Oil and gas production costs increased $88,000 in the quarter ended December 31, 1996 compared to the corresponding quarter in 1995 due primarily to production expenses associated with the Denver-Julesburg Basin properties. The increase included approximately $27,000 of costs related to the Company complying with new Environmental Protection Agency (EPA) regulations. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $7.23 (including $1.83 for the EPA compliance costs)for the quarter ended December 31, 1996 compared to $10.35 for the comparable quarter of 1995. The decrease, without regard for EPA costs, is due to fixed components of oil and gas production expense being allocated over a larger production base.

General and administrative expenses increased by $110,000 for the quarter ended December 31, 1996 compared to the corresponding quarter in 1995. The increase is due to legal, consulting and other expenses associated with the merger negotiations with Opon Development Company as well as increases in salaries, professional fees and other expenses associated with a public company.

Depreciation, depletion and amortization expense increased by $31,000 in the current quarter compared to the corresponding quarter in 1995 due to increased production volumes.

The equity in loss of Bishop Capital Corporation (an unconsolidated wholly-owned subsidiary) represents the Company's equity in Bishop's operations. For the period ended December 31, 1995, the amount represents the Company's equity in Bishop's December 1995 operations when the change of control occurred.

Interest  expense  increased by $18,000 for the current quarter of 1996 over the
corresponding   quarter  of  1995  due  to  a  higher  average  amount  of  debt outstanding.

              Nine Months Ended December 31, 1996 Compared to 1995

Revenue

The Company's oil and gas sales revenue increased by $467,000 for the nine months ended December 31, 1996 compared to the corresponding period in 1995. Production volumes for oil and natural gas also increased significantly in the current period compared to the corresponding period in 1995. The revenue and production volume increases are primarily attributable to the acquisition of producing oil and natural gas properties in the Denver-Julesburg Basin. The average sales price of oil increased 25% and the average sales price of natural gas increased by 6% in the nine month period ended December 31, 1996 compared to the corresponding period in 1995.

The production volumes and average sales prices during the periods were as follows:
                                                     Nine Months Ended
                                                       December 31,
                                                    --------------------
                                                     1996         1995
                                                    -------      -------
     Oil production (barrels)                        12,487        3,551
     Average sales price per barrel                 $ 21.38       $17.09

     Natural gas production (mcf)                   157,172        9,336
     Average sales price per mcf                    $  1.75       $ 1.65

Expenses

Oil and gas production costs increased $240,000 in the nine months ended December 31, 1996 compared to the corresponding period in 1995 due primarily to production expenses associated with the Denver-Julesburg Basin properties. The increase included approximately $67,000 of costs related to the Company complying with new Environmental Protection Agency (EPA) regulations. Production costs per BOE for the nine months ended December 31, 1996 were $7.37 (including $1.73 for the EPA compliance costs) compared to $8.87 for the comparable period in 1995. The decrease, without regard for EPA costs, is due to fixed components of oil and gas production expense being allocated over a larger production base.

General and administrative expenses increased by $286,000 for the nine months ended December 31, 1996 compared to the corresponding period in 1995. The increase is due to legal, consulting and other expenses associated with the merger negotiations with Opon Development Company as well as increases in salaries, professional fees and other expenses associated with a public company.

Depreciation, depletion and amortization expense increased by $76,000 in the current nine month period compared to the corresponding period in 1995 due to increased production volumes.

Interest expense increased by $35,000 for the nine months ended December 31, 1996 over the corresponding period in 1995 due to a higher average amount of debt outstanding.

FINANCIAL CONDITION

At December 31, 1996, the Company had a working capital deficit of $368,000.

The following summary table reflects the Company's cash flows for the nine months ended December 31, 1996 and 1995:

                                                                        Nine Months Ended
                                                                           December 31,
                                                                    --------------------------
                                                                        1996           1995
                                                                    ----------      ----------
     Net cash provided by (used in) operating activities            $ (384,000)     $   35,000
     Net cash used in investing activities                            (649,000)        (27,000)
     Net cash provided by financing activities                       1,312,000          20,000

The Company had a net use of cash in operating activities of $384,000 for the nine months ended December 31, 1996 compared to net cash provided by operating activities of $35,000 for the nine months ended December 31, 1995. The net use of cash in the current period primarily resulted from the payment of accounts payable, accrued expenses and overhead costs.

Net cash used in investing activities of $649,000 for the nine months ended December 31, 1996 resulted from the acquisition of additional working interests in producing oil and gas properties in the Denver-Julesburg Basin from unrelated third parties and a major Class B shareholder. Net cash used in investing activities of $27,000 for the nine months ended December 31, 1995 resulted primarily from the acquisition of additional working interests in the Option Properties in connection with the Asset Purchase Agreement funded by the $700,000 cash obtained in the reverse acquisition.

Net cash provided by financing activities of $1,312,000 for the nine months ended December 31, 1996 resulted from borrowings of $704,000 from a bank and $100,000 from Bishop Capital Corporation offset by principal payments on borrowings of $135,000. In addition, the Company received net proceeds of $643,000 from the private placement of common stock. Net cash provided by financing activities of $20,000 for the nine months ended December 31, 1995 resulted from owners' contributions of $60,000 offset by principal payments on borrowings of $38,000 and $2,000 of private placement offering costs.

The Company's oil and gas strategy includes the acquisition and development of leases underlying large rivers and lakes in known oil and gas fields (the "River Leases"). The Company used bank financing to acquire producing cash flow properties in the Denver-Julesburg Basin to augment and diversify its strategy on the River Leases. The Company will also review and consider acquiring or participating in other oil and gas projects which management may expect will increase the cash flow and/or add to the long-term financial stability of the Company.

A substantial portion of the Company's oil and gas reserves are Proved Undeveloped Reserves and the estimated expenditures to develop these properties amount to $1,321,000. Successful development and production of such reserves cannot be assured. Additional drilling and/or acquisitions will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that present oil and gas wells of the Company will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, or that there will be favorable markets for oil and gas which may be produced in the future.

The Company's development plans include the drilling of offsets to the existing productive river wells as a preliminary priority while gradually drilling new wells under previously undrilled river projects at the rate of three to five wells per year. It is estimated that capital of $1,700,000 will be required to:
(i) meet operating capital requirements; (ii) carry out management's plans to drill in fiscal 1997 its best location with the best potential to increase the cash flow of the Company which may provide operating capital to drill subsequent river wells; (iii) purchase existing producing oil and gas wells; and (iv) repay outstanding debt. The assets transferred to Bishop Capital Corporation as part of the acquisition are not available for use by the Company. To meet these requirements, management conducted a private placement of up to 1,800,000 shares of the Company's common stock for gross proceeds of $1,800,000. The Company closed this private placement of 942,500 shares and received proceeds of $862,144 (net of commissions and other offering expenses). Subsequent to the closing of this first private placement, the Company closed another private placement in November 1996 of 275,000 shares and received proceeds of $253,000 (net of commissions). Since the maximum proceeds were not raised, managment may seek alternative financing arrangements, including additional bank financing and/or the promotion of drilling arrangements to oil industry partners and other investors. There is no assurance that the bank financing or the promotion of drilling arrangements to industry partners and other investors will occur. No commitments have been received for any such financing or drilling arrangements. If such financing is not obtained or alternate drilling arrangements completed, the Company could experience significant cash flow problems. In such case, the Company may have to promote a well by selling a portion of its leasehold acreage. While management believes obtaining financing through industry partner promotion is a viable means to fund development, it is not the preferred alternative since it results in a lower share of the related proved reserves and cash flows.

On November 12, 1996, the Company announced that it signed a letter of intent to merge with Opon Development Company ("ODC") subject to, among other conditions, negotiation and execution of a definitive agreement, obtaining of project financing for ODC's Colombian project and shareholder approval of both companies. ODC's only asset is a 4.55% working interest in and to the prolific Opon oil and gas field in Colombia, South America which is operated by Amoco Colombia Petroleum Corp., with Hondo Magdalena Oil & Gas Company being the other partner. Upon conclusion of the merger, American Rivers and ODC would be wholly-owned subsidiaries of a new public holding company. ODC shareholders would own 90 - 95% of the new company which would be operated by ODC management. ODC and the Company are in discussion with NM Rothschild & Sons Limited regarding project finance. The merger is expected to be completed in the first quarter of 1997 but there is no assurance that the transaction will be completed.

In addition, the Company will spin-off its wholly-owned subsidiary, Bishop Capital Corporation ("Bishop Capital"), to holders of its common stock of record as of November 18, 1996 by issuing a pro-rata dividend of all shares of Bishop Capital's common stock, $.01 par value. One share of Bishop Capital common stock will be distributed for every four shares of the Company's common stock. No fractional shares of Bishop Capital will be issued. The holders of the Company's Class B common stock will not participate in the dividend. Bishop Capital has filed a Form 10-SB with the Securities and Exchange Commission with respect to the shares to be dividended. The Company intends to distribute the Bishop Capital common stock dividend after the Form 10-SB is declared effective. This is expected to occur in the first quarter of 1997.

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

             None

Item 6.  Exhibits and Reports on Form 8-K

             a. Exhibits

                 Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                Date of Report      Item Reported     Financial Statements Filed
                --------------      -------------     --------------------------
                November 12, 1996      Item 5                  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN RIVERS OIL COMPANY
                                       (Registrant)


Date:  February 5, 1997                 By:  /s/ Karlton Terry
                                            -----------------------------------
                                            Karlton Terry
                                            President
                                            (Principal Executive Officer)


Date:  February 5, 1997                By:  /s/ Jubal Terry
                                           ------------------------------------
                                           Jubal Terry
                                           Vice President and Acting
                                           Chief Financial Officer
                                          (Principal Financial Officer)