Form 10KSB
period 1997-03-31
AMERICAN RIVERS OIL CO
filed 1997-06-30
CIK 353601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997
[  ]  Transition report under section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from               to
                                             -------------     ----------------

Commission file number: 0-10006
                        --------

                           AMERICAN RIVERS OIL COMPANY
                  -------------------------------------------
                 (Name of small business issuer in its charter)

          Wyoming                                      84-0839926
 ------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  700 East 9th Avenue, Suite 106, Denver, CO 80203            80203
  ------------------------------------------------          ----------
     (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (303) 832-1117

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12 (g) of the Act:
                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes     X      No
                                      -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1997 were $763,270.

The aggregate market value of the voting Common Stock held by non-affiliates based on the last sale price as quoted by the Nasdaq SmallCap Market System as of June 10, 1997 was $1,522,244. The number of shares outstanding of the issuer's Common Stock as of June 10, 1997 was 3,615,770. The number of shares outstanding of the issuer's Class B Common Stock as of June 10, 1997 was 7,267,820.

Documents incorporated by reference:  None

           Transitional Small Business Disclosure Format (Check one):
                         Yes            No     X
                              -------       -------

                                     PART I

Item 1.  Business

The Company
-----------

American Rivers Oil Company (the "Company") was originally incorporated under the laws of the State of Colorado on February 2, 1981 as Metro Cable Corporation. On March 31, 1992, the Company reincorporated in the State of Wyoming and changed its name to Metro Capital Corporation ("Metro"). In December 1995, Metro, upon approval of its shareholders, completed a transaction with Karlton Terry Oil Company and its affiliates ("KTOC") whereby KTOC exchanged certain oil and gas properties for 7,717,820 shares of newly created Class B Common Stock which represented 80% of the then issued and outstanding voting securities of Metro (the "Transaction" or the "Metro/KTOC Transaction"). The only class of securities of Metro issued and outstanding prior to the Transaction was Common Stock. Metro and KTOC previously were not affiliated. Upon completion of the Transaction, the Company's name was changed to American Rivers Oil Company. Management of KTOC succeeded to the board of directors and serve as officers operating the oil and gas properties previously owned by KTOC. Prior to the Transaction, Metro had been principally engaged in petroleum operations, real estate development and seeking business opportunities.

Prior to and in connection with the Transaction described above, Metro transferred to Bishop Capital Corporation ("Bishop") (formerly Bishop Cable Communications Corporation), a wholly-owned subsidiary, all of the Company's assets except for $700,000 cash and its working interest in an insignificant oil property. These transferred assets, together with Bishop's previously owned assets, are being operated autonomously by the prior management of Metro who became officers and directors of Bishop pursuant to the terms of separate five-year Operating and Voting Agreements. Since the Company does not exercise control over Bishop's operations, the investment is accounted for by the equity method. The terms of the Metro/KTOC Transaction also provided that the shares of Bishop owned by the Company would be distributed to the Company's Common shareholders within 36 months of the Transaction date and that the Class B Common shareholders would not participate in the distribution. On November 8, 1996, the Company's Board of Directors authorized a spin-off distribution of Bishop's Common stock as a partial liquidating dividend to the Company's Common shareholders of record on November 18, 1996 on the basis of one share of Bishop Common Stock for four shares of the Company's Common Stock. The distribution is scheduled to occur on June 20, 1997.

In November 1996, the Company signed a letter of intent to merge with Opon Development Company (ODC) subject to, among other conditions, negotiation and execution of a definitive agreement, obtaining of project financing for ODC's Colombian project and shareholder approval of both companies. ODC's only asset is a 4.55% working interest in the Opon oil and gas field in Colombia, South America which is operated by Amoco Colombia Petroleum Corporation. Subsequent to March 31, 1997, ODC decided not to pursue a merger with the Company as
previously   structured.   The  Company  intends  to  continue  to  explore  the
possibility of a business combination involving the ODC interests under new terms and conditions.

At March 31, 1997, the Company had three full-time employees and Bishop, which maintains its corporate offices in Riverton, Wyoming, had four full-time employees.

Operating Strategy
------------------

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

The Company owns several River Leases which management believes provide an opportunity to develop oil and gas reserves in existing fields which heretofore were not fully developed because of a lack of adequate drilling technology. The Company plans to develop these River Leases by using directional and horizontal drilling methods, which are oil and gas developmental technologies now in wide use.

Markets
-------

The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids. The Company does not currently use commodity futures contracts or price swaps in the marketing of its natural gas and crude oil.

Crude oil produced from the Company's properties is generally sold by truck or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). Currently, the three primary purchasers of the Company's crude oil are Farm Bureau, Total Petroleum and Amoco Refining Company. Together these three purchasers buy more than 80% of the Company's annual crude oil sales. The market for the Company's crude oil is competitive. The Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on then-current market conditions and pricing. However, oil prices are subject to volatility due to several factors beyond the Company's control including political turmoil, domestic and foreign production levels, OPEC's ability to adhere to production quotas and possible governmental control or regulation.

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

Competition
-----------

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

Regulation
----------

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

Environmental Regulations. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The reservoir and the bottom hole locations of the wellbores are deep enough and far enough under the river (a 4" to 9" diameter hole at depths between 1,500 and 8,000 feet deep) that they will have no effect on the river or the river bottom. The Company's surface location will be no closer to the river than the vertical wells which have heretofore been drilled, and therefore the Company has no increased liability, regulation, or obligation over vertical wells which have locations near rivers. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and/or impose substantial liabilities for pollution or in offshore waters or submerged lands. Future regulations may impose additional restrictions on the Company's activities. It is impossible to predict if, or in what form, the regulations will be adopted and hence their potential impact upon the Company's operations.

State Regulation. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and/or reports concerning operations.

Operations of Bishop
--------------------

As previously discussed, Bishop is operated autonomously by the previous management of the Company pursuant to the terms of separate five-year Operating and Voting Agreements which will terminate when the distribution of Bishop's Common Stock occurs on June 20, 1997.

Real Estate Operations

In October 1993, Bishop entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development to serve nearby residential areas. A summary of the Bishop's participation in each partnership is as follows:

     (1) Bishop contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land for commercial development. Bishop, as general partner, has an 81% interest with the remaining 19% interest held by the limited partner (Powers Golf LLC) which is the general partner in the second partnership. Bishop will be allocated 100% of the income and losses until it has been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to Bishop and 19% to the limited partner. Bishop, as general partner, has exclusive management of the partnership. Bishop is planning a three phase development of commercial pad sites on a 20 acre parcel with the remaining 35 acres not being developed at the present time.

     (2) Bishop contributed $100,000 cash to the second partnership (Z-H, Ltd.) which purchased approximately 35 acres of land on which Z-H, Ltd. constructed a recreational facility consisting of a 60 station golf driving range, 36 holes of miniature golf, 9 baseball/softball batting cages and a 1,200 square foot clubhouse. This facility, which encompasses all of the acreage purchased, commenced operations in July 1994. Bishop, as the limited partner, has a 19% interest with the remaining 81% interest held by the general partner (Powers Golf LLC). Bishop contributed an additional $250,000 when certain financing requirements in the partnership agreement consisting of $800,000 debt financing were fulfilled by the general partner. Bishop is not a guarantor of any debt in this partnership and the general partner cannot incur additional debt without the prior written consent of Bishop. The partnership has incurred losses from operations since inception. There is no assurance that the operations will become profitable in the near future. At March 31, 1997, the net carrying value of Bishop's 19% interest is $215,000. The general partner is having preliminary discussions with an unrelated third-party who has expressed an interest in purchasing the improvements and personal property with a long-term ground lease.

Bishop's business is affected by national and local trends of the economy, including interest rates, construction costs, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, availability of financing and capital on satisfactory terms and the ability of Bishop to compete with other owners and developers with greater resources and whose management may have more experience than Bishop's management.

The undeveloped real estate is subject to local zoning laws and regulations. The undeveloped real estate must be surveyed, designed and platted and then submitted to the appropriate local authorities for approval, permits and agreements before it can commence development. The ability of Bishop to obtain necessary approvals and permits for its planned development is often beyond its control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development. The western boundary of the undeveloped real estate borders a drainage channel and appropriate governmental authorities will require that certain improvements be made along the drainage channel as sections of the undeveloped land are platted for development. The total drainage channel improvement costs are estimated to be approximately $400,000.

In October 1995 Bishop acquired approximately 5 acres of undeveloped real estate in Riverton, Wyoming for $80,000 and developed the parcel into a 15 lot subdivision. The improvements (utilities, drainage, roadway, etc.) which were completed in September 1996 cost approximately $154,000. In June 1996 Bishop entered into a one year listing agreement with a real estate brokerage company to market, at a 6% commission rate, the improved lots. Bishop's management is presently evaluating the renewal of the listing agreement. There were no lots sold as of March 31, 1997.

Bishop is not aware of any non-compliance with existing local, state and Federal environmental rules and regulations in regards to the undeveloped real estate.

Natural Gas Royalty Interest

Bishop has a royalty interest in the Madden Unit in Wyoming which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant was completed in February 1995 to treat the "sour gas" from the Madison producing horizon (24,000 feet). Bishop has no ownership interest in the gas processing plant. The plant which commenced operations in March 1995 is currently processing 50 million cubic feet per day from the two completed Madison wells. The plant products include methane, sulfur and carbon dioxide. Bishop's royalty interest in the "sour gas" production is subject to plant processing costs and severance and ad valorem taxes. Bishop and other royalty owners are negotiating with the plant operator to eliminate the deduction of certain processing costs which may not be in accordance with applicable state rules and regulations.

Item 2.  Properties
         ----------

The Company's principal reserves and producing properties are oil and gas properties located in Colorado, Kentucky, Louisiana and West Virginia. A portion of the producing properties in Colorado, Kentucky and West Virginia are pledged as collateral for a line of credit from a bank.

Bishop's principal properties consist of real estate located in Colorado and Wyoming and a natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance.

Reserves
--------

Information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 12 of Notes to Consolidated Financial Statements.

Reserve information relating to the natural gas royalty interest owned by Bishop is not included because the information is not made available to royalty interest owners by the operator of the properties.

Since April 1, 1996, the Company has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

Production
----------

The following table sets forth information with respect to the Company's oil and gas production, average sales prices and average production costs for the two years ended March 31, 1997:

                                                    1997            1996
                                                  -------         -------
     Quantities Produced and Sold
          Oil(barrels (Bbls))                      16,236           6,999
          Natural Gas (Mcf)                       192,837          28,430

     Average Sales Prices
          Oil(per Bbl)                             $21.53          $17.53
          Natural Gas (per Mcf)                    $ 2.11          $ 1.76

     Average Production Cost per BOE (1)           $ 8.15          $ 7.76

---------------
     (1) Production units were converted to common units of measure using a conversion ratio of six Mcf of natural gas equals one barrel of oil equivalent (BOE). Production costs exclude depreciation and depletion associated with property and equipment.

Productive Wells
----------------

The following summarizes the Company's total gross and net productive wells at March 31, 1997, all of which are in the United States:

                                       Productive Wells (1)
                                       --------------------
                                    Gross (2)           Net (3)
                                    ---------           -------

         Oil                          30                 11.3
         Gas                          71                 25.2
                                     ---                 ----
            Totals                   101                 36.5
                                     ===                 ====

-------------------------
     (1) Productive wells are producing wells and wells capable of production, including wells that are shut-in.
     (2) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
     (3) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed and Undeveloped Acreage
---------------------------------

At March 31, 1997, the Company held acreage as set forth below. A portion of the developed acreage in Colorado, Kentucky and West Virginia is subject to a lien securing a line of credit from a bank and a portion of the undeveloped acreage in Kentucky is subject to a production payment.

C

                                 Developed Acreage (1)             Undeveloped Acreage (2)
                                 ---------------------             -----------------------
                              Gross (3)           Net(4)          Gross(3)         Net(4)
                              ---------           ------          --------         -------

         Colorado              3,440.0             550.8          3,480.0          1,475.0
         Indiana                   0.0               0.0            424.0            424.0
         Kentucky                100.0              21.9          2,808.0          2,349.0
         Louisiana             2,994.0             676.8             72.0             12.8
         West Virginia           153.0              76.5          1,692.0            846.0
                              --------           -------          -------         --------
               Totals          6,687.0           1,326.0          8,476.0          5,106.8
                               =======           =======          =======         ========


---------------

     (1) Developed acres are those acres which are spaced or assigned to productive wells.
     (2) Undeveloped acres are considered to be those acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. It should not be confused with undrilled acreage held for production under the terms of a lease.
     (3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
     (4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interest owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity
-----------------

The Company's drilling activity for the years ended March 31, 1997 and 1996 are set forth below:

                                           1997                     1996
                                    -----------------          ---------------
                                    Gross       Net            Gross     Net
                                    -----       ---            -----     ---
         Exploratory Wells:
              Productive             0         0.00              0       0.00
              Dry                    1        17.88              0       0.00
                                    ---       -----             ---      -----
                                     1        17.88              0       0.00
                                    ===       =====             ===      ====

There were no development wells drilled for the years ended March 31, 1997 and 1996.

Present Activities
------------------

The Company has staked two additional locations on River Lease prospects located in West Virginia and Indiana. The Company expects to drill these locations during the first and second quarters of fiscal 1998 depending on weather and flood conditions.

Bishop's Operations
-------------------

Bishop is general partner with an 81% interest in Bishop Powers, Ltd. which owns approximately 55 acres of undeveloped real estate in Colorado Springs, Colorado. The property which is bounded by major east/west and north/south arterials is zoned for most commercial and retail uses along with office complexes. Bishop is planning a three phase development for a 20 acre parcel and is currently developing Phase I consisting of approximately 4.62 acres (5 lots). The Phase I Concept Plan was approved by the appropriate governmental authorities in April 1997 with the Final Plat approved and recorded in May 1997. The estimated costs for the Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving and curb and gutter are approximately $400,000. The Phase I site development work is estimated to be completed in August 1997. The site development work will be funded primarily by the proceeds from the closings of the three lots sold. Bishop, which is devoting all of its efforts to Phase I of the development, is unable to project an estimated time frame for the commencement and completion of Phases II and III.

Bishop has entered into sales  agreements to sell the following  tracts of land:
(i) 1.14 acre to Diamond Shamrock Refining and Marketing Company for $388,850 for a combination gasoline sales, convenience store and car wash facility; (ii)
1.04 acre to a Taco Bell franchisee for not less than $350,000 (purchase price to be adjusted up if actual size of platted lot is greater than size stated in sales agreement) for a fast-food facility; and (iii) .92 acre to State Bank & Trust for $330,627 (purchase price to be adjusted if actual size of platted lot exceeds or is less than size stated in sales agreement) for a branch bank facility. The Diamond Shamrock closing will occur when the purchaser has obtained all required permits necessary to construct the facility on the property; however, if purchaser has not closed within 180 days after plat recordation, the contract will terminate. The Taco Bell closing occurred on June 9, 1997. State Bank & Trust, by providing an additional nonrefundable $25,000 earnest money deposit, extended its closing date until July 7, 1997.

Item 3.  Legal Proceedings
         -----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

Item 5. Market for the Company's Stock and Related Stockholder Matters
        --------------------------------------------------------------

Common Stock
------------

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

            QUARTER ENDED                HIGH BID                 LOW BID
            -------------                --------                 -------

                03/31/95                   $1.12                   $  .75
                06/30/95                    1.19                      .75
                09/30/95                    2.38                     1.00
                12/31/95                    2.38                     1.50

                03/31/96                    1.75                     1.25
                06/30/96                    1.63                     1.13
                09/30/96                    1.88                     1.38
                12/31/96                    1.88                     1.13

                03/31/97                    1.56                      .94

As of June 10, 1997, there were approximately 2,040 holders of record of the Company's Common Stock (which amount does not include the number of shareholders whose shares are held of record by brokerage houses).

Class B Common Stock
--------------------

The Class B Common Stock, which is not traded in any public trading market, was issued in connection with the Transaction described in Item 1 and has all of the rights of currently issued and outstanding shares of the Company's Common Stock except that the Class B Common Stock shall not be entitled to participate in any distribution of shares or assets of Bishop Capital Corporation. The Class B Common Stock is convertible on a one-for-one share basis into the Company's Common Stock commencing December 1998.

As of June 10, 1997, there were 16 holders of record of the Company's Class B Common Stock.

Dividends
---------

The Company has paid no dividends on its Common Stock or Class B Common Stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. The Company is prohibited from paying dividends under the current bank credit agreement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

The audited consolidated statements of operations and cash flows for the year ended March 31, 1996 include the operations of the oil and gas properties acquired from Karlton Terry Oil Company for the fiscal year, the acquisition of additional working interests in the oil and gas properties from December 1995 and the unconsolidated operations of Bishop Capital Corporation using the equity method of accounting from December 1995. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

While the Company's revenues increased to $763,000 for the fiscal year ended March 31, 1997 from $180,000 in fiscal 1996, the Company's net loss for fiscal 1997 increased to $936,000 from a net loss of $640,000 for fiscal 1996. As further described below, of the Company's $936,000 loss in 1997, $524,000 represents the Company's equity in the loss incurred by Bishop Capital Corporation, the Company's subsidiary spun-off subsequent to March 31, 1997, and $353,000 represents losses from operations. All losses incurred by Bishop during 1997 were funded from Bishop's operations and not from the Company. As a result of the Bishop spin-off, the Company will not incur any expense or loss in fiscal 1998 attributable to Bishop's operations, other than those attributable to the period from April 1 to June 20, 1997, the date of distribution of the Bishop shares.

As further described below, of the Company's $353,000 loss from operations in fiscal 1997, approximately $224,000 consists of isolated expenses, including approximately $77,000 resulting from the costs of drilling a dry hole in Terrebone Parish, Louisiana, approximately $67,000 resulting from steps taken by the Company to comply with new environmental regulations, approximately $30,000 resulting from consulting fees incurred in connection with the Metro/KTOC Transaction for services that will not be continued in fiscal 1998 and approximately $66,000 resulting from legal, accounting, consulting and other fees and expenses incurred in connection with negotiating a merger transaction that was not completed in fiscal 1997. Management does not expect to incur similar expenses in fiscal 1998. The Company elected to fund the $67,000 expense of compliance with such new environmental regulations in advance of the regulations becoming effective in fiscal 1998. Furthermore, assuming the posted price of oil remains reasonably constant, management expects oil and gas sales to increase in fiscal 1998 because the Company will have the benefit of a full year of revenues from the new producing wells acquired in fiscal 1997. The Company's ability to avoid similar expenses and the possibility of increased oil and gas sales are not fully within the control of management and are subject to many contingencies, such as fluctuations in oil and gas prices, regulatory changes and other events beyond the Company's control, and investors are urged to be cautious in considering the forward-looking statements contained in this and preceding paragraphs and elsewhere herein.

The fiscal 1996 net loss is primarily attributable to costs and expenses of $365,500 related to the Metro/KTOC Transaction, an increase of $84,000 in general and administrative expenses, a loss of $140,500 on the sale of a wholly-owned subsidiary's oil property and the Company recording its equity in losses of Bishop of $161,800 for the period from December 1995 to March 31, 1996.

Fiscal 1997 Compared to Fiscal 1996

The Company's oil and gas sales increased by $584,400 or 338% in fiscal 1997 due to increased production resulting from the acquisition of producing properties in the Denver-Julesburg Basin combined with increases in average sales prices for oil and gas.

The production volumes and average sales prices for the years ended March 31, 1997 and 1996 were as follows:

                                               1997                   1996
                                               ----                   ----


         Oil production (Bbls)                 16,236                 6,999
         Average sales price (per Bbl)         $21.53                $17.53

         Natural gas production (mcf)         192,837                28,430
         Average sales price (per mcf)         $ 2.11                $ 1.76

Production volume for oil and natural gas increased significantly in fiscal 1997 due primarily to the acquisition of producing properties in the Denver-Julesburg Basin. The average sales price per barrel of oil increased 23% and the average sales price per mcf of natural gas increased 20%.

Oil and gas production costs increased by $303,300 or 333% in fiscal 1997 compared to fiscal 1996 due to production costs associated with the Denver-Julesburg Basin acquisitions and includes $67,000 of costs related to the Company complying with new Environmental Protection Agency (EPA) regulations. On a barrel of oil equivalent (BOE), production expense was $8.15 per BOE (including $1.38 for the EPA compliance costs) in fiscal year 1997 compared to $7.76 per BOE in fiscal 1996.

The Company's exploration costs in fiscal 1997 include dry hole costs of $76,700 resulting from the drilling of an unsuccessful exploratory well in the Lake Hatch prospect.

General and administrative expenses increased approximately $332,800 in fiscal 1997 compared to fiscal 1996 due to professional fees and expenses (legal, accounting and consulting) associated with the merger negotiations with Opon Development Company which Opon decided not to pursue upon expiration of the letter of intent and increases in other overhead expenses.

Depletion, depreciation and amortization increased approximately $41,700 in fiscal 1997 compared to fiscal 1996 due to the increase in production resulting from the acquisition of producing properties in the Denver-Julesburg Basin.

The equity in loss of Bishop of $524,300 represents the Company's equity in the operations of Bishop, an unconsolidated wholly-owned subsidiary for the fiscal year. In the prior year, the amount represents operations for the four months ended March 31, 1996.

Interest expense increased $60,400 in fiscal 1997 compared to fiscal 1996 due primarily to a higher average amount of debt outstanding and debt issuance costs associated with the bank line of credit.

Fiscal 1996 Compared to Fiscal 1995

The Company's oil and gas sales increased by approximately 18% in fiscal 1996. Although the production volume for oil decreased by approximately 12%, the Company had a significant increase in natural gas production due primarily to the acquisition of producing properties in the Denver-Julesburg Basin in the fourth quarter. The Company also incurred flooding problems on its Sisterville well in January 1996 which resulted in the curtailment of natural gas production for approximately two months. The decrease in oil production is attributable to the Sparkle #1 well being shut-in for completion of water disposal facilities and normal, anticipated production declines.

The production volumes and average sales prices for the years ended March 31, 1996 and 1995 were as follows:

                                                   1996            1995
                                                  -------         -------

           Oil production (Bbls)                    6,999           7,979
           Average sales price (per Bbl)           $17.53          $16.71

           Natural gas production (mcf)            28,430           7,064
           Average sales price (per mcf)          $  1.76         $  1.88

The average sales price per barrel of oil increased 5% in fiscal 1996 but was offset by a 12% reduction in production volume. Although the average sales price per mcf of natural gas decreased 6% in fiscal 1996, production volume tripled over the prior fiscal year.

Oil and gas production costs increased by $38,000 in fiscal 1996 compared to fiscal 1995. Production expense computed on a barrel of oil equivalent was $7.48 per BOE in fiscal 1996 compared to $5.80 per BOE in fiscal 1995. The increase is attributable to the production curtailment on the Sisterville and Sparkle #1 wells.

General and administrative  expenses increased  approximately  $84,000 in fiscal
1996 compared to fiscal 1995 due primarily to increases in salaries and professional fees and other costs and expenses associated with a public company.

Depletion, depreciation and amortization increased approximately $9,100 in fiscal 1996 compared to fiscal 1995 due to an increase in production.

Professional fees relating to Contributed Properties of $165,500 in fiscal 1996 are legal, accounting and consulting fees incurred in connection with the Metro/KTOC Transaction described in Item 1.

Nonemployee compensatory common stock option expense of $200,000 in fiscal 1996 represents the difference between the option price ($1.00) and the fair market value of the Company's common stock ($1.50) on 400,000 stock options issued to a non-affiliated third party for property acquisition and other services related to the Metro/KTOC Transaction.

The loss of $140,500 on the sale of property in fiscal 1996 occurred when a wholly-owned subsidiary sold its only major asset consisting of an oil property to an unrelated third party for $16,000.

The equity in loss of Bishop of $161,800 represents the Company's equity in the operations of Bishop, an unconsolidated wholly-owned subsidiary, for the four months ended March 31, 1996.

Interest expense decreased $4,200 in fiscal 1996 compared to fiscal 1995 due primarily to a lower average amount of debt outstanding.

Financial Condition
-------------------

At March 31, 1997, the Company had a working capital deficit of $626,000.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1997:

                                                      1997            1996
                                                   ----------     ----------

    Net cash used in operating activities          $ (444,300)    $ (181,600)
    Net cash used in investing activities            (262,400)      (227,600)
    Net cash provided by financing activities         842,700        409,400

Net cash used in operating activities increased in fiscal 1997 compared to fiscal 1996 due to costs and expenses associated with the Opon merger negotiations and a general increase in other administrative expenses.

Net cash used in investing activities of $262,400 in fiscal 1997 resulted from the acquisition of oil and gas producing properties in the Denver-Julesburg Basin. Net cash used in investing activities of $227,600 in fiscal 1996 resulted primarily from the acquisition of additional working interests in oil and gas properties from unrelated third parties in connection with the Metro/KTOC
Transaction for $668,000, the acquisition of producing properties in the Denver-Julesburg Basin for $264,000 and other capital expenditures of $11,000. The Company received $700,000 cash in connection with the Metro/KTOC Transaction and proceeds of $16,000 from the sale of an oil property which were utilized to partially fund the investing activities. Additional cash was utilized from the financing activities to fund the balance of the investing activities.

Net cash provided by financing activities of $842,700 resulted from net proceeds of $585,100 from the private placement of Common Stock and borrowings of $297,000 from a bank, $100,000 from Bishop and $17,000 from a major Class B

Common shareholder. The Company utilized $286,400 to purchase oil and gas producing properties, repay borrowings of $117,500 to Bishop and $17,000 to the major Class B Common shareholder and fund operating activities. The Company also had noncash financing activities in the form of bank borrowings of $477,900 and the issuance of Common Stock valued at $16,300 to acquire oil and gas producing properties. Net cash provided by financing activities of $409,400 in fiscal 1996 resulted from net proceeds of $516,000 from the private placement of Common Stock and $60,000 in owners' contributions which were applicable for the period prior to the contribution of certain oil and gas properties to the Company in December 1995. In addition, the Company borrowed $95,000 from a major Class B Common shareholder and $17,000 from Bishop. The Company repaid the $95,000 borrowings to the major Class B Common shareholder and $184,000 of bank debt which was assumed by the Company in connection with the Metro/KTOC Transaction. The Company also had noncash financing in the form of Common and Class B Common Stock and a production payment obligation as additional consideration for acquisition of oil and gas properties.

At March 31, 1997, approximately 65% of the Company's oil and gas reserves relate to non-producing oil and gas properties. Successful development and production of such reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that present oil and gas wells of the Company will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, or that there will be favorable markets for oil and gas which may be produced in the future.

The Company raised $1.2 million in two private placements of Common Stock in fiscal 1997 and 1996. Proceeds of those sales were used to retire debt, purchase Denver-Julesburg ("D-J") wells, drill the Lake Hatch #7 well and to bring the Sparkle #1 well into production.

Increasing the size of the Company's operations, and increasing the liquidity of the Company's Common Stock, are significant priorities for the Company in the coming year. The Company's development goals include expanding the Company's operations through business acquisitions and continued development of drilling prospects.

Management is seeking to purchase additional D-J wells, expand production on existing leases and review possibilities for a significant transaction, which might involve a merger or significant acquisition of assets. Management also considers the continued development of drilling prospects on its inventory of River Leases to be an essential part of the Company's development plans. Management considers the Company's ongoing D-J acquisition program to be an important portion of the Company's overall growth and operating strategy. The Company also plans to drill an offset to the existing Sparkle #1 river well during fiscal year 1998. Management is looking for and reviewing potential business acquisition or combination opportunities that would be valuable additions to the Company's operations as well as increasing the Company's equity capitalization. One goal of such a transaction will be to strengthen the Company's revenues and earnings as well as increasing the Company's profile in equity markets. Management believes that an increased profile in the equity markets will help to enhance the liquidity of the Company's Common Stock.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Item 7. Financial Statements
        --------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     None.

                                    Part III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     a. Identification of Directors and Executive Officers

     The following are the directors and executive officers of the Company at June 10, 1997:

    Name                       Age                  Office
    ----                       ---                  ------

 Karlton Terry                  43          Chairman of the Board, President
                                            and Chief Executive Officer

 Jubal Terry                    39          Vice President, Secretary-Treasurer
                                            and Chief Operating Officer

 Denis Bell                     63          Director

     Karlton Terry. Mr. Terry is a graduate of the University of Colorado with post graduate work at Brown University and has 16 years experience in the oil and gas business. He began his career as a landman for Samuel Gary Oil Producer, and formed and was president of Leed Petroleum Corporation which was subsequently sold to Burma Oil of England. After the sale of Leed, he was president of Karlton Terry Oil Company for twelve years.

     Jubal Terry. Mr. Terry is a geologist and attended Western State University in Colorado. He has worked as an independent geologist for Amoco, Samuel Gary Oil Producer, and has a wide range of experience in the Rocky Mountain region and the Appalachian Basin. He started working for Karlton Terry Oil Company in 1986 and became a Vice President in 1994.

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

        Karlton Terry and Jubal Terry are brothers.

     d. Involvement in Certain Legal Proceedings

        Not applicable

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership with the SEC and Nasdaq. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1997, its executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

Item 10.  Executive Compensation
          ----------------------

     a. Summary Compensation Table

     The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1997, 1996 and 1995. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1997.


                                                                                   Long Term
                                       Annual Compensation                     Compensation Awards
                         -------------------------------------------------  --------------------------
Name and Principal                                            Other Annual     Restricted      Options
Position                 Year         Salary       Bonus     Compensation   Stock Award ($)   SARS (#)
-------------------      ----        ---------     -------    ------------   ---------------   --------
Karlton Terry            1997        $ 125,000     $    --     $    --       $     --             --
President, Chief         1996        $  52,083          --          --             --             --
Executive Officer
and Director  (1)

Robert E. Thrailkill     1996         $145,000     $   --      $    --       $   22,500 (3)    25,000 (4)
President, Chief         1995          145,000         --           --           15,500 (5)    50,000 (6)
Executive Officer
and Director (2)


----------
     (1)  Karlton Terry became Chief Executive Officer on December 8, 1995.

     (2) Robert E. Thrailkill was the Registrant's Chief Executive Officer through December 7, 1995. Mr. Thrailkill is currently the chief executive officer of Bishop Capital Corporation, a wholly-owned subsidiary at March 31, 1997. Mr. Thrailkill does not perform any policy making functions for the Registrant.

                                                        -19-


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

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the years ended March 31, 1997, 1996 and 1995.

     b. Option/SAR Grants Table

     There were no individual grants of options or stock appreciation rights ("SARs") granted to the Chief Executive Officer during the year ended March 31, 1997.

     c. Aggregated Option Exercise and Fiscal Year-End Option Value Table

     There was no exercise of stock options by the Chief Executive Officer in fiscal 1997. (See footnotes (1) and (2) under Item 10(a)). The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of March 31, 1997 and their values at such date. There are no SARs outstanding at March 31, 1997.


                                       Number of Securities                    Value of
                                      Underlying Unexercised           Unexercised In-the-Money
                                       Options at FY-End (#)           Options at FY-End ($)(1)
                                   ----------------------------       --------------------------
        Name                       Exercisable   Unexercisable       Exercisable   Unexercisable
---------------------------        -----------   -------------       -----------   -------------
Robert E. Thrailkill                  120,000         --               $31,500          --


------------

     (1) On March 31, 1997, the last reported bid price of the Common Stock as quoted on Nasdaq was $1.31 per share. Value is calculated on the basis of the difference between the option price and $1.31 multiplied by the number of shares of Common Stock granted at that option price. The exercise prices for the various options granted are $1.65 (25,000 options), $.68 (50,000 options) and $1.38 (45,000 options). At March 31, 1997, the last reported bid price was lower than the exercise prices of $1.65 (25,000 options) and $1.38 (45,000 options);
          therefore, no value is ascribed to those options in the above table.

     d. Compensation of Directors

       All directors are reimbursed for their travel expenses in connection with meetings. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1997 in addition to or in lieu of the amounts stated above.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     a. Security Ownership of Certain Beneficial Owners

     The following table shows, as of June 10, 1997, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock or Class B Common Stock:

                                                                              Amount and Nature
                                  Name and Address of                           of Beneficial           Percent
    Title of Class                  Beneficial Owner                             Ownership              of Class
 ----------------------           -------------------                           --------------           --------
Class B Common Stock            Karlton Terry                                   5,228,022  (1)            71.9%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Jubal Terry                                     1,038,353  (2)            14.3%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Class B Common Stock            Karlton Terry Oil Company                       3,749,565                 51.6%
                                700 East 9th Avenue, Suite 106
                                Denver, CO 80203

Common Stock                    Consult & Assist                                  550,000  (3)            13.2%
                                P.O. Box 9856
                                Rancho Santa Fe, CA 92067






Common Stock                    LMU & Company                                     500,000  (4)             12.2%
                                1200 17th Street, Suite 1000
                                Denver, CO 80202

Common Stock                    Robert E. Thrailkill                              375,180  (5)              9.4%
                                716 College View Dr.
                                Riverton, WY 82501

Common Stock                    Haddon, Inc.                                      375,000  (6)              9.4%
                                c/o Coal Contractors
                                Gowen Mine
                                Fern Glen, PA 18241-2145

Common Stock                    Francarep, Inc.                                   275,000  (7)              7.1%
                                50 Av. des Champs-Elysees
                                75008 Paris, France


-----------------
     (1) Includes 1,478,457 shares owned directly and 3,749,565 shares owned indirectly through Karlton Terry Oil Company, of which Karlton Terry owns 87.5%.
     (2) Does not include any indirect ownership of shares through Karlton Terry Oil Company, of which Jubal Terry owns 12.5%.
     (3) All shares are beneficially owned by Georg Ligenbrink and includes currently exercisable options to acquire 275,000 shares of Common Stock at $1.10 per share.
     (4) Includes currently exercisable options to acquire 400,000 shares of Common Stock at $1.00 per share.
     (5) Includes currently exercisable options to acquire 120,000 shares of Common Stock.
     (6)  Haddon, Inc. is wholly-owned by Denis Bell, a director of the Company.
     (7)  All shares are beneficially owned by Georges Babinet.

     b. Security Ownership of Management

     The following table shows, as of June 10, 1997, management's ownership of the Company's Common Stock and Class B Common Stock:

                                                                       Amount and Nature
                                Name and Address                        of Beneficial                Percent
  Title of Class              of Beneficial Owner                         Ownership                 of Class
  --------------              -------------------                       ---------------             --------
Class B Common Stock       Karlton Terry                                5,228,022  (1)               71.9%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203

Class B Common Stock       Jubal Terry                                  1,038,353  (2)               14.3%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203

Class B Common Stock       Denis Bell                                     192,945  (3)                2.7%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203




Class B Common Stock       All officers and directors as a
                           group (three persons)                        6,459,320                    88.9%

Common Stock               Denis Bell                                     375,000  (3)                9.4%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203

Common Stock               All officers and directors as a
                           group (three persons)                          375,000                     9.4%


--------------
     (1) Includes 1,478,457 shares owned directly and 3,749,565 shares owned indirectly through Karlton Terry Oil Company, of which Karlton Terry owns 87.5%.
     (2) Does not include any indirect ownership of shares through Karlton Terry Oil Company, of which Jubal Terry owns 12.5%.
     (3) All shares are owned indirectly through Haddon, Inc., of which Mr. Bell owns 100%.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     a. Certain Relationships

     In connection with the December 1995 Metro/KTOC Transaction, additional working interests in the KTOC oil and gas properties were acquired from Haddon, Inc., Francarep Inc. and other non-affiliated third parties for cash, a portion of the Class B Common Stock issued in the transaction, and other consideration. Haddon, Inc. which is wholly-owned by Denis Bell, a Company director, received 367,945 shares of Class B Common Stock of which 175,000 shares were converted into Common Stock. Francarep Inc. received 605,000 shares of Class B Common Stock of which 275,000 shares were converted into Common Stock. The terms of the Metro/KTOC Transaction provided for the conversion of a portion of the Class B Common Stock issued to Haddon, Inc. and Francarep, Inc. into Common Stock which is subject to certain registration rights.

     The Company also issued 100,000 shares of Common Stock to LMU & Company in fiscal 1996 for property acquisition and other services. LMU & Company also has currently exercisable options to acquire 400,000 shares of Common Stock at $1.00 per share.

     In November 1996, Haddon, Inc. purchased an additional 200,000 shares of Common Stock in an arms-length private placement of shares of Common Stock to a number of investors and currently owns 375,000 shares of Common Stock.

     During the year ended March 31, 1997, the Company acquired producing oil and gas properties from Karlton Terry Oil Company for an aggregate purchase price of approximately $220,000.

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1997 in an amount exceeding $60,000.

     c. Transactions with Parent of Issuer

     Not applicable

     d. Transactions with Promoters

        Not applicable

                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K
          ---------------------------------

     a. Exhibits

        3.1 Articles of Incorporation and Bylaws (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Form S-18 Registration Statement, Registration No. 2-72736-1 filed June 11, 1981). (1)

        3.2 Articles of Incorporation and Bylaws for Metro Capital Corporation (formerly Metro Cable Corporation) reincorporated in Wyoming from Colorado effective March 31, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31, 1992, File No. 0-10006). (1)

        3.3 Amendment to the Articles of Incorporation of American Rivers Oil Company (formerly Metro Capital Corporation) modifying the voting rights of the Class B Common Stock (incorporated by reference to Form 8-K dated August 9, 1996, File No. 0-10006). (1)

        10.4 1987 Stock Bonus Plan dated December 17, 1987 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1989, File No. 0-10006). (1)

       10.5 Asset Purchase Agreement, dated October 19, 1995 among the Registrant, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

       10.6 Operating Agreement dated November 30, 1995 among the Registrant, Karlton Terry Oil Company, Bishop Cable Communications Corporation, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.7 Management Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation and Robert E. Thrailkill (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.8 Voting Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

        10.9 Executive Employment Agreement dated December 1, 1995, between the Registrant and Karlton Terry (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

        10.10 1995 Stock Option and Stock Compensation Plan as adopted on December 8, 1995. (incorporated by reference to Exhibit
                    10.10 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

       10.11 Credit Agreement between the Registrant and Professional Bank, dated September 13, 1996.

       21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

       27           Financial  Data  Schedule   (submitted  only  in  electronic
                    format).

----------------
               (1) Not filed herewith. In accordance with Rule 12B-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to a document previously filed with the Commission.

        b. Reports on Form 8-K

          Date of Report           Item Reported     Financial Statements Filed
           March 14, 1997             Item 5                 None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN RIVERS OIL COMPANY
                                       (Registrant)


Date: June 10, 1997                     By:  /s/  Karlton Terry
                                             -----------------------------------
                                             Karlton Terry
                                             President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: June 10, 1997                          /s/  Karlton Terry
                                             ----------------------------------
                                             Karlton Terry
                                             Chairman   of  the  Board  of
                                             Directors (Principal Executive
                                             Officer)



Date:   June 10, 1997                        /s/  Jubal Terry
                                             -----------------------------------
                                             Jubal Terry
                                             Vice President and Acting Chief
                                             Financial Officer
                                             (Principal Financial Officer)



Date:   June 10, 1997                        /s/ Denis Bell
                                             ----------------------------------
                                             Denis Bell
                                             Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE


American Rivers Oil Company and Subsidiaries
--------------------------------------------

Independent Auditor's Report.............................................F-2

Consolidated Balance Sheet - March 31, 1997..............................F-3

Consolidated Statements of Operations -
   For the Years Ended March 31, 1997 and 1996...........................F-4

Consolidated Statements of Changes in Stockholders' Equity -
    For the Years Ended March 31, 1997 and 1996..........................F-5

Consolidated Statements of Cash Flows -
   For the Years Ended March 31, 1997 and 1996...........................F-6

Notes to Consolidated Financial Statements...............................F-7


Bishop Capital Corporation and Subsidiaries
-------------------------------------------

Independent Auditor's Report.............................................F-22

Consolidated Balance Sheet - March 31, 1997..............................F-23

Consolidated Statements of Operations -
   For the Years Ended March 31, 1997 and 1996...........................F-24

Consolidated Statements of Changes in Stockholders' Equity -
   For the Years Ended March 31, 1997 and 1996...........................F-25

Consolidated Statements of Cash Flows -
   For the Years Ended March 31, 1997 and 1996...........................F-26

Notes to Consolidated Financial Statements...............................F-27

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
American Rivers Oil Company
Denver, Colorado



We have audited the accompanying consolidated balance sheet of American Rivers Oil Company and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Rivers Oil Company and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.





HEIN + ASSOCIATES LLP

Denver, Colorado
May 21, 1997, except for the fifth paragraph of
   Note 1 as to which the date is June 20, 1997

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997


                                     ASSETS
                                     ------


CURRENT ASSETS:
    Cash                                                            $   136,267
    Oil and gas sales receivable                                        114,164
    Receivable from Class B stockholder                                   9,989
    Prepaid expenses and other                                           11,598
                                                                    -----------
             Total current assets                                       272,018



OIL AND GAS PROPERTIES, at cost, using
  successful efforts method:
    Proved properties                                                 4,085,811
    Less accumulated depreciation,
       depletion and amortization                                      (208,745)
                                                                    -----------
             Net oil and gas properties                               3,877,066
                                                                    -----------

INVESTMENT IN BISHOP CAPITAL CORPORATION                              1,690,453

OTHER ASSETS                                                             10,734
                                                                    -----------

TOTAL ASSETS                                                        $ 5,850,271
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
    Note payable, bank                                              $   774,852
    Current maturities of long-term debt                                  6,500
    Accounts payable and accrued expenses                               116,695
                                                                    -----------
             Total current liabilities                                  898,047


LONG-TERM DEBT, less current maturities                                  70,479

DEFERRED INCOME TAXES                                                   232,000

COMMITMENTS (NOTE 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.50 par value; 5,000,000
        shares authorized; no shares issued                                   -
    Common stock, $.01 par value; 20,000,000 shares
         authorized; 4,713,004 shares issued                             47,130
    Class B common stock, $.01 par value; 8,000,000
         shares authorized; 7,267,820 shares issued
         and outstanding                                                 72,678
    Additional paid-in capital                                        7,797,203
    Accumulated deficit                                              (1,531,204)
    Less treasury stock, at cost,
        1,101,234 common shares                                      (1,736,062)
                                                                    -----------
                 Total stockholders' equity                           4,649,745
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 5,850,271
                                                                    ===========






       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEARS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------

REVENUE:
    Oil and gas sales                                $   757,270    $   172,885
    Operator fees                                          6,000          7,450
                                                     -----------    -----------
                 Total revenue                           763,270        180,335

EXPENSES:
    Oil and gas production costs                         394,364         91,044
    Exploration costs                                     78,946              -
    General and administrative                           559,021        226,202
    Professional fees relating to
     Contributed Properties                                    -        165,464
    Nonemployee compensatory stock
     option expense                                            -        200,000
    Depreciation, depletion and
     amortization                                         84,171         42,513
                                                     -----------    -----------
             Total expenses                            1,116,502        725,223
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (353,232)      (544,888)

OTHER INCOME (EXPENSE):
    Loss on sale of oil property                               -       (140,451)
    Equity in loss of Bishop
      Capital Corporation                               (524,300)      (161,799)
    Interest expense                                     (78,246)       (17,889)
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                (955,778)      (865,027)

DEFERRED INCOME TAX BENEFIT                               19,400        225,000
                                                     -----------    -----------

NET LOSS                                             $  (936,378)   $  (640,027)
                                                     ===========    ===========

NET LOSS PER SHARE:
    Common stock                                     $      (.21)   $      (.15)
                                                     ===========    ===========
    Class B common stock                             $      (.04)   $      (.06)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Common stock                                       3,157,000      1,640,000
                                                     ===========    ===========
    Class B common stock                               7,268,000      7,049,000
                                                     ===========    ===========




       See accompanying notes to these consolidated financial statements.



                                             AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                Common Stock    Class B Common Stock   Additional      Treasury Stock
                              ----------------- --------------------     Paid-In    ------------------     Accumulated
                               Shares    Amount    Shares    Amount      Capital    Shares       Amount       Deficit     Total
                               ------    ------    ------    ------      -------    ------       ------       -------     -----


BALANCES, April 1, 1995               -   $   -   6,714,875  $67,149    $102,592         -     $       -     $38,353    $ 208,094


  KTOC owners' contributions          -       -           -        -      60,042         -             -           -       60,042
  Net loss prior to reverse
    acquisition                       -       -           -        -           -         -             -     (45,201)     (45,201)
  Consummation of reverse
    acquisition               2,850,689   28,507          -        -   4,849,785 1,101,234    (1,736,062)      6,848    3,149,078
  Issuance of Class B common
   stock for Option Properties        -        -    552,945    5,529     547,416         -             -           -      552,945
  Issuance of convertible
    Class B common stock
    for Option Properties             -        -    450,000    4,500     670,500         -             -           -      675,000
  Issuance of common stock
    for services                100,000    1,000          -        -     149,000         -             -           -      150,000
  Issuance of common stock
    for oil and
    gas properties               14,815      148          -        -      24,852         -             -           -       25,000
  Grant of stock options for
   services                          -         -          -        -     200,000         -             -           -      200,000
  Issuance of common stock
    for cash in
    private placement, net      537,500    5,375          -        -     467,169         -             -           -      472,544
  Conversion of Class B
    common stock                450,000    4,500   (450,000)  (4,500)          -         -             -           -            -
  Net loss subsequent to
    reverse acquisition               -        -          -        -           -         -             -    (594,826)    (594,826)
                              ---------  -------  ---------  -------   --------- ---------     ----------   ---------    ---------

BALANCES, March 31, 1996      3,953,004   39,530  7,267,820   72,678   7,071,356 1,101,234    (1,736,062)   (594,826)    4,852,676

  Issuance of common stock
    for cash in
    private placement, net      680,000    6,800          -        -     630,426          -            -           -       637,226
  Issuance of common stock
    for Bishop
    Capital services             70,000      700          -        -      79,271          -            -           -        79,971
  Issuance of common stock
    for acquisition of oil
    and gas properties           10,000      100          -        -      16,150          -            -           -        16,250
  Net loss                            -        -          -        -           -          -            -    (936,378)     (936,378)
                              ---------  -------  ---------  -------  ----------  ---------  -----------  -----------    ---------

  BALANCES, March 31, 1997    4,713,004  $47,130  7,267,820  $72,678  $7,797,203  1,101,234  $(1,736,062) $(1,531,204)  $4,649,745
                              =========  =======  =========  =======  ==========  =========  ===========  ===========   ==========

                                    See accompanying notes to these consolidated financial statements.

                                                                   F-5

                                AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED
                                                                                             MARCH 31,
                                                                                   ---------------------------
                                                                                       1997           1996
                                                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $  (936,378)     $(640,027)
 Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, depletion and amortization                                        84,171         42,513
        Amortization of debt issuance costs                                             12,740              -
        Equity in loss of Bishop Capital Corporation                                   524,300        161,799
        Nonemployee compensatory stock option expense                                        -        200,000
        Loss on sale of oil property                                                         -        140,451
        Deferred income tax benefit                                                    (19,400)      (225,000)
        Issuance of common stock for services                                                -         68,250
        Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Oil and gas sales receivable                                         (56,369)       (25,769)
                  Prepaid expenses and other                                             4,312        (24,072)
             Increase (decrease) in:
                  Payable to Class B shareholder                                       (47,693)        37,704
                  Payable to Bishop Capital Corporation                                (23,579)        23,579
                  Accounts payable and accrued expenses                                 13,559         58,986
                                                                                     ---------      ---------
    Net cash used in operating activities                                             (444,337)      (181,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                                      (286,384)      (943,565)
 Cash obtained in reverse acquisition                                                        -        700,000
 Proceeds from sale of property and equipment                                           23,965         16,000
                                                                                     ---------      ---------
    Net cash used in investing activities                                             (262,419)      (227,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                              413,966        112,522
 Principal payments on borrowings                                                     (134,522)      (279,146)
 Payments for debt issuance costs                                                      (21,840)             -
 Proceeds from private placement of common stock                                       680,000        537,500
 Private placement offering costs                                                      (94,856)       (21,492)
 Owners' contributions                                                                       -         60,042
                                                                                   -----------    -----------
    Net cash provided by financing activities                                          842,748        409,426
                                                                                   -----------    -----------

INCREASE IN CASH                                                                       135,992            275

CASH, beginning of year                                                                    275              -
                                                                                   -----------    -----------
CASH, end of year                                                                  $   136,267    $       275
                                                                                   ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                                            $    61,294    $    16,374
                                                                                   ===========    ===========
 Cash paid for income taxes                                                        $     1,754    $         -
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Debt incurred for acquisition of oil and gas properties                         $   477,886    $    77,184
   Issuance of common stock for oil and gas properties                                  16,250         25,000
   Issuance of Class B common stock for Option Properties                                    -        552,945
   Issuance of convertible Class B common stock for Option Properties                        -        675,000
   Issuance of common stock for property acquisition services                                -         81,750
   Consummation of reverse acquisition:
    Investment in Bishop Capital Corporation                                                 -      2,296,581
    Oil property                                                                             -        156,451



                              See accompanying notes to these consolidated financial statements.

                                                            F-6

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:
   ---------------------

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

     The consolidated balance sheet at March 31, 1997 reflects AROC's investment in Bishop using the equity method (see Note 3). The accompanying financial statements include the operating results and cash flows of the Contributed Properties for all periods presented, and the Option Properties and equity method operating results of Bishop are included beginning in December 1995 when the change of control occurred.

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

     Spin-off - In November 1996, the Company's Board of Directors agreed to a pro rata distribution of 100% of the outstanding capital stock of Bishop. The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. The pro forma impact of the distribution would be to reduce stockholders' equity at March 31, 1997 from approximately $4,650,000 to $2,960,000.

     Continuing Operations - The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. At March 31, 1997, the Company has a working capital deficit of $626,029. The Company's operating activities have utilized significant amounts of cash in each of the past two years, and the Company has not yet

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     achieved profitable operations. Additionally, bank debt of $774,852 is due in September 1997. The ability of the Company to continue as a going concern is dependent upon the Company's ability to refinance its bank debt, to achieve profitable operations and to raise sufficient capital to enable the successful development of the Company's oil and gas properties.

     During the year ended March 31, 1997, the Company was successful in selling $680,000 of common stock in a private placement and, as discussed in Note 5, the Company obtained substantial bank financing during fiscal 1997. While the Company's bank debt matures in September 1997, management believes the Company's oil and gas reserves will support the renewal or replacement of this credit facility. Additionally, management believes the increased annual revenues from acquisitions of oil and gas properties during fiscal 1997 will enable the Company to continue its operations in the forthcoming year.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------------------------------

     Nature of Operations - The Company is primarily engaged in the exploration, development, and production of oil and natural gas in the continental United States. Most of the Company's properties are located in Colorado and along the Ohio River in West Virginia, Kentucky, and Indiana and consist of both developed and undeveloped acreage.

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

     Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Depreciation and depletion of capitalized costs for producing oil and gas properties is provided using the units-of-production method based upon proved reserves for each field. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells.

     Gains and losses are generally recognized upon the sale of interests in proved oil and gas properties based on the portion of the property sold. For sales of partial interests in unproved properties, the Company treats the proceeds as a recovery of costs with no gain recognized until all costs have been recovered.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Impairment of Long-Lived Assets - The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of proved oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

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

     Net Income (Loss) Per Share - The computation of net income (loss) per share is based on the rights of each class of common stock. The Class B common stock is not entitled to participate in any distribution of shares or assets of Bishop. Accordingly, beginning in December 1995, the common shares were allocated 100% of the subsidiary's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, determination of the estimated fair value of oil and gas properties acquired for capital stock, assumptions affecting the estimated fair value of stock-based compensation, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. At March 31, 1997, over 65% of the Company's oil and gas reserves are attributable to non-producing properties. Accordingly, the Company's estimates are expected to change as future information becomes available.

     The Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. For proved oil and gas properties, this involves a comparison to the estimated future undiscounted cash flows, which is the primary basis for determining the related fair values for such properties. In addition to the uncertainties inherent in the reserve estimation process, these amounts are affected by prices for oil and natural gas which have typically been volatile. Furthermore, a substantial portion of the Company's reserves are

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     considered proved undeveloped reserves, which are even more difficult to estimate. It is reasonably possible that the Company's oil and gas reserve estimates will materially change in the forthcoming year.

     Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the related disclosure requirements.

     Reclassifications  - Certain  reclassifications  have been made to the 1996
     financial   statements  to  conform  to  the   presentation  in  1997.  The
     reclassifications had no effect on the 1996 net loss.


3.  INVESTMENT IN BISHOP:
    --------------------

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

                                                                MARCH 31,
                                                                  1997
                                                               ----------
          Balance sheet data:
            Current assets                                     $  557,506
            Noncurrent assets                                   1,281,097
            Current liabilities                                  (148,150)
                                                               ----------
                  Company's equity in net assets               $1,690,453
                                                               ==========

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   FOUR MONTHS
                                                     YEAR ENDED       ENDED
                                                      MARCH 31,      MARCH 31,
                                                         1997          1996
                                                      ---------     ----------

           Operations data:
            Revenue                                   $  90,411      $  26,000
            Costs and expenses                         (657,753)      (199,000)
            Gain on sale of marketable securities        62,005          3,000
            Other income (expense)                      (18,963)         8,000
                                                      ---------      ---------

                Net loss                              $(524,300)     $(162,000)
                                                      =========      =========

                Company's equity in Bishop's loss     $(524,300)     $(162,000)
                                                      =========      =========


     In October 1995, Metro awarded 30,000 shares of the Company's common stock from the 1987 Stock Bonus Plan (see Note 9) to officers and employees of Metro. Non-employee directors were awarded an additional 20,000 shares of Metro's common stock outside of the Plan. Compensation related to these awards amounted to $75,000 which is not reflected in the accompanying financial statements since it occurred prior to the change of control.

     As discussed in Note 1, on June 20, 1997, 885,481 shares of Bishop were distributed pro rata to the Company's common stockholders (excluding holders of Class B common stock) and the remaining 3,614,519 shares of Bishop owned by AROC were canceled.


4. INCOME TAXES:
   ------------

     In addition to the entities which are consolidated for financial reporting purposes, the Company prepares a consolidated income tax return with Bishop Capital Corporation. Additionally, the results of KTOC prior to the closing date of the reverse acquisition are excluded from the Company's consolidated income tax return.

     A reconciliation of income taxes at the statutory rate to the income tax benefit reported in the accompanying financial statements is as follows:

                                                          YEARS ENDED MARCH 31,
                                                         ----------------------
                                                           1997          1996
                                                         ---------     --------

        Computed income tax benefit
          at the statutory rate                           $325,000     $294,000
        State income taxes and other                        30,000       23,000
        Nonqualified stock option expense
          not deductible for taxes                               -      (75,000)
        Income taxes attributable to KTOC                        -      (17,000)
        Recognition of valuation allowance
          related to Bishop's deferred tax
          assets transferred in spin-off                  (335,600)           -
                                                         ---------     --------
          Total                                          $  19,400     $225,000
                                                         =========     ========

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Deferred tax assets (liabilities) as of March 31, 1997 are comprised of the following:

         Long-term asset - net operating loss
          carryforwards (excluding Bishop)                         $ 480,000
         Long-term liability for oil and gas properties             (712,000)
                                                                   ---------
              Net long-term liability                              $(232,000)
                                                                   =========


     For income tax purposes, the acquisition of the Option Properties and the Contributed Properties discussed in Note 1 were treated as a tax free exchange and as a result, the carrying value of the properties exceeds the related income tax basis. Due to these temporary differences, the Company recognized deferred income taxes of $476,400 as part of the purchase price allocation.

     At March 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $1,300,000 which expire primarily in 2009 through 2012. Due to the spin-off discussed in Note 1, the Company has not recognized deferred tax assets related to Bishop since they will not be available after the distribution occurs. At March 31, 1997, the tax basis of net assets exceeded Bishop's book basis by approximately $1,100,000, including a net operating loss carryforward of $450,000.


5. NOTE PAYABLE AND LONG-TERM DEBT:
   -------------------------------

     Note Payable - At March 31, 1997, the Company has a line-of-credit with a bank which provides for interest at the prime rate plus 1% (9.5% at March 31, 1997). Borrowings under the line-of-credit are collateralized by producing oil and gas properties. At March 31, 1997, outstanding borrowings under the line-of-credit amounted to $774,852. The maximum commitment amount under the line-of-credit decreases monthly from $882,000 at March 31, 1997 to $767,000 at maturity in September 1997.

     The line-of-credit contains various covenants that limit or prohibit the Company from incurring additional debt, selling assets, paying dividends, and merging with another entity.

     Long-Term Debt - At March 31, 1997, long-term debt consists of a production payment obligation that was incurred in connection with the purchase of the Option Properties discussed in Note 1. As part of the consideration for the Option Properties, the Company agreed to assign a portion of the oil and gas sales proceeds from one of the properties acquired until a total of $130,000 is paid to the seller. The Company recorded this non-recourse obligation at the present value of the expected cash flows from the property of $77,184, based on a discount factor of 11.5%. The estimated maturities of the discounted obligation are approximately $6,500 per year.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. COMMON STOCK:
   ------------

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

     In December 1995, the Company commenced a private placement of a minimum of 500,000 shares and a maximum of 1,800,000 shares of the Company's common stock for $1.00 per share. In February 1996, the Company issued 537,500 shares and an additional 405,000 shares were issued during the year ended March 31, 1997. In November 1996, the Company completed a second private placement of 275,000 units for $1.00 per share. Each unit consisted of one share of common stock and one option. The options are exercisable at $1.00 per share and expire in November 1997. The shares sold in the private placements are subject to certain registration rights commencing six months after the close of the private placements.

     In January 1996, the Company purchased producing properties in the Denver-Julesburg Basin for cash of $90,000 and 14,815 shares of the Company's common stock with an estimated fair value of $25,000. The shares issued are subject to certain registration rights commencing six months after the close of the private placement. During the year ended March 31, 1997, the Company acquired another oil and gas property in exchange for 10,000 shares of common stock with an estimated fair value of $16,250.

     Outstanding shares of Class B common stock are convertible into shares of common stock on a one-for-one share basis commencing in December 1998.


 7.  RELATED PARTY TRANSACTIONS:
     --------------------------

     In addition to the working interests in the oil and gas properties included in the accompanying financial statements, KTOC also owns royalty interests in some of the properties and has rights to reversionary interests. Revenues related to these interests are excluded from the accompanying financial statements since they were retained by KTOC.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the private placement discussed in Note 6, the Company paid commissions of $15,000 in 1996 to an entity that is a stockholder of the Company. The Company also incurred legal fees in connection with the private placement of $24,959 to an entity that is a stockholder of the Company. Also, a director and a stockholder purchased an aggregate of 280,000 common shares in the private placement.

     In May 1996, the Company borrowed $100,000 from Bishop for working capital requirements. The note provided for interest at 10% and was collateralized by producing oil and gas properties in Louisiana. In November 1996, the principal balance plus interest of $5,472 was repaid to Bishop. For the year ended March 31, 1997, the Company also paid Bishop approximately $21,000 for accounting services.

     During the year ended March 31, 1997,  the Company  acquired  producing oil
     and  gas  properties   from  KTOC  for  an  aggregate   purchase  price  of
     approximately $220,000.


8. COMMITMENTS:
   -----------

     Leases - The Company leases its office facilities from a major stockholder under a lease agreement that requires monthly payments of $1,382 until October 1998. Total rent expense under all operating leases for the period from December 8, 1995 through March 31, 1996, and for the year ended March 31, 1997, amounted to $8,900 and $16,600, respectively.

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


9. STOCK-OPTIONS:
   -------------

     1995 Stock Option and Stock Compensation Plan - In December 1995, the Company adopted the 1995 Stock Option and Stock Compensation Plan (the "1995 Plan") reserving 750,000 shares of the Company's common stock for issuance to employees and officers (whether or not they are employees) and consultants. The exercise price of all options will be determined by the administrators of the 1995 Plan. The exercise period of any option will not exceed five years from the date of grant of the option.

     In connection with the acquisition of the Option Properties and the Contributed Properties discussed in Note 1, the Company issued 200,000 shares of common stock with an estimated fair value of $300,000 and the Company granted options to purchase 400,000 shares of common stock at an

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     exercise price of $1.00 per share to various consultants for services rendered on behalf of the Company. The Company recognized a charge to operations of $200,000 in fiscal 1996 related to the difference between the fair value of the common stock and the exercise price of the options.

     The following is a summary of stock options granted under the 1995 Plan for the years ended March 31, 1997 and 1996:

                                              1997                        1996
                                       --------------------        --------------------
                                                   Weighted                   Weighted
                                                   Average                     Average
                                         Number    Exercise         Number     Exercise
                                       of Shares     Price         of Shares     Price
                                       ---------     -----         ---------     -----

      Outstanding, beginning
        of year                         400,000     $ 1.00               -     $    -

         Granted to:
            Consultants                  60,000       2.00         400,000       1.00
            Bishop officer               45,000       1.38               -          -
                                        -------                    -------

     Outstanding, end of year           505,000       1.15         400,000       1.00
                                        =======                    =======


     For options for 45,000 shares granted during 1997, the weighted average market price of the Company's common stock on the grant date was equal to the weighted average exercise price. For options for 60,000 shares granted in 1997, the market price of the common stock on the grant date was $1.56 per share. For options granted for 400,000 shares in 1996, the approximate market price on the measurement date was equal to the exercise price. At March 31, 1997, all outstanding options were vested.


     If not previously exercised, options outstanding at March 31, 1997, will expire as follows:

                                            Year Ending March 31,
     Exercise Price           -----------------------------------------------
        Per Share              1998         2000         2001          Total
     --------------           ------       ------       -------       -------
         $1.00                     -            -       400,000       400,000
          1.38                45,000            -             -        45,000
          2.00                     -       60,000             -        60,000
                              ------       ------       -------       -------

                              45,000       60,000       400,000       505,000
                              ======       ======       =======       =======

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Other Plans - The Company adopted in prior years two other stock option plans under which options have been or may be granted to officers, employees, and non-employee members of the Board of Directors. Under these two plans, options granted may be either incentive stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. One of the plans expired in January 1992, but options for 45,000 shares are still outstanding at March 31, 1997. In November 1995, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the other plan to 500,000 shares. The following is a summary of activity under these plans for the years ended March 31, 1997 and 1996:

                                                        1997                                 1996
                                             -------------------------           -----------------------------
                                              Number          Exercise             Number             Exercise
                                             of Shares          Price             of Shares             Price
                                             ---------          -----             ---------             -----

     Outstanding, beginning of year           240,000        $   1.19            170,000             $   1.04
        Granted                                     -              -              70,000                 1.55
        Expired                               (65,000)           1.46                  -                    -
                                              -------                            -------

     Outstanding, end of year                 175,000            1.09            240,000                 1.19
                                              =======                            =======

     For stock options granted in 1996, the exercise prices were equal to the estimated market value of the Company's common stock on the date of grant for 45,000 shares. Options for the remaining 25,000 shares were granted at an exercise price of $1.65 per share compared to the market value on the date of grant of $1.50 per share.

     All of the options were exercisable at March 31, 1997. If not previously exercised, warrants and options outstanding at March 31, 1997, will expire as follows:


                                           Number             Exercise
        Year Ending March 31,             of Shares             Price
        --------------------             ----------           --------

              2000                         50,000                $.68
              2001                         25,000                1.65
              2002                         45,000                1.31
              2005                         30,000                 .62
              2006                         25,000                1.50
                                          -------
              Total                       175,000                1.09
                                          =======


       Other Options - As discussed in Note 6, Bishop has an option to acquire 800,000 shares of common stock, and options for 275,000 shares were granted in connection with a private placement completed in November 1996.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                       Years Ended March 31,
                                                   -------------------------
                                                      1997             1996
                                                   ----------      ---------
       Net loss applicable to
         common stockholders:
            As reported                            $ (936,378)     $ (640,027)
            Pro forma                                (963,378)       (700,027)
       Net loss per common share:
            As reported                            $     (.21)     $    (.15)
            Pro forma                                    (.21)          (.19)


     For 1997 and 1996, there was no pro forma impact on net loss per share of Class B common stock.

     The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Years Ended March 31,
                                              ---------------------------
                                               1997                  1996
                                              -------              --------
       Expected volatility                        75%                 75%
       Risk-free interest rate                   6.2%                6.5%
       Expected dividends                          -                   -
       Expected terms (in years)                 2.0                 3.7

     1987 Stock Bonus Plan - In December 1987, the Company adopted the 1987 Stock Bonus Plan and reserved 250,000 shares (200,000 of which may be allocated to officers and/or directors) for allocation to employees. As of March 31, 1997, 225,160 shares have been awarded under this plan.

     Employee Stock Ownership Plan - During the year ended March 31, 1992, the Company adopted an Employee Stock Ownership Plan (the ESOP) and reserved 250,000 shares for issuance under the ESOP. The ESOP provides for the establishment of a trust to hold ESOP assets which will primarily consist of common stock of the Company. The ESOP will be funded by the Company through annual contributions to the trust in amounts which are determined by the Board of Directors in its sole discretion and which will be allocated to each participant's account in proportion to the ratio that each participant's compensation for the fiscal years bears to the total compensation of all participants for the fiscal year. No contributions were made to the ESOP for the years ended March 31, 1997 and 1996.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. FINANCIAL INSTRUMENTS:
    ---------------------

     Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at March 31, 1997, management's best estimate is that the carrying amount of cash, receivables, notes payable, long-term debt, accounts payable, and accrued expenses approximates fair value due to the short maturity of these instruments.


11. SIGNIFICANT CONCENTRATIONS:
    --------------------------

     Substantially all of the Company's sales and accounts receivable result from crude oil and natural gas sales to a limited number of companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings. Receivables are generally not collateralized; however, receivables from joint interest owners are subject to collection under operating agreements which generally provide lien rights. Historical credit losses incurred on trade receivables by the Company have been insignificant.

     At March 31, 1997, over 67% of the estimated value of the Company's oil and gas reserves is related to a single oil and gas property which requires substantial development activity to access the reserves. Additionally, all of the Company's bank financing is with a single financial institution.


12. SUPPLEMENTAL OIL AND GAS DISCLOSURES:


     Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended March 31, 1997 and 1996:

                                                   1997               1996
                                                 --------          ---------

        Property acquisition costs               $633,000          $2,971,000
        Development costs                         166,000              17,000
        Exploration costs                          79,000                   -
                                                 --------          ----------

            Total                                $878,000          $2,988,000
                                                 ========          ==========

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding operator fees, gain on drilling arrangements, general and administrative expense, and interest expense) for the years ended March 31, 1997 and 1996 are presented below.

                                                          1997          1996
                                                        --------      --------
        Oil and gas sales                               $757,000      $173,000
        Production costs                                (394,000)      (91,000)
        Exploration costs                                (79,000)            -
        Depletion, depreciation and amortization         (84,000)      (43,000)
        Imputed income tax provision                     (74,000)      (15,000)
                                                        --------      --------
        Results of operations from oil
          and gas producing activities                  $126,000      $ 24,000
                                                        ========      ========

     Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies reviewed by the Company's independent petroleum engineer. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. A portion of the Company's proved developed reserves are currently non-producing as one well requires construction of a water disposal line. Furthermore, a substantial portion of the Company's proved reserves are undeveloped and the estimated expenditures to develop these properties amount to $1,382,000. If the Company does not have adequate funding to carry out these development activities, it may be necessary to enter into joint drilling or farm-out arrangements which would result in a reduced interest in the future net revenues related to such properties. All proved reserves of oil and gas are located in the United States. The following tables present estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended March 31, 1997 and 1996.

     Changes in Net Quantities of Proved Reserves (Unaudited)

                                                                   1997                                    1996
                                                       -----------------------------          -------------------------------
                                                          Oil                 Gas                Oil                 Gas
                                                        (Bbls)               (Mcf)              (Bbls)              (Mcf)
                                                        ------               -----              ------              -----

       Proved reserves, beginning of year              1,293,000           3,448,000             318,000             490,000
         Purchase of minerals in place                    42,000             875,000             968,000           2,906,000
         Revisions of previous estimates                  42,000             412,000              14,000              80,000
         Production                                      (16,000)           (193,000)             (7,000)            (28,000)
                                                      ----------          ----------          ----------          ----------

       Proved reserves, end of year                    1,361,000           4,542,000           1,293,000           3,448,000
                                                      ==========          ==========          ==========          ==========

       Proved developed reserves,
         end of year                                     368,000           3,250,000             152,000           1,198,000
                                                      ==========          ==========          ==========          ==========

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of March 31, 1997 and 1996 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                               1997                   1996
                                            -----------            -----------
        Future cash inflows                 $34,386,000            $33,567,000
        Future production costs             (11,036,000)            (9,578,000)
        Future development costs             (1,382,000)            (1,321,000)
        Future income tax expense            (6,980,000)            (8,048,000)
                                            -----------            -----------
          Future net cash flows              14,988,000             14,620,000
        10% annual distiming of cash flow    (7,194,000)            (6,981,000)
                                            -----------            -----------

        Standardized Measure of
          Discounted Future Net Cash Flows  $ 7,794,000            $ 7,639,000
                                            ===========            ===========

'

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended March 31, 1997 and 1996:


                                                                           1997                     1996
                                                                       -----------              -----------

       Standardized measure, beginning of year                         $ 7,639,000              $ 1,462,000
       Sale of oil and gas produced, net of production costs              (363,000)                 (82,000)
       Acquisition of reserves in place                                    509,000                9,004,000
       Net changes in prices and production costs                       (1,433,000)                 378,000
       Net changes in estimated development costs                          (59,000)                (955,000)
       Revisions of previous quantity estimates                            224,000                1,125,000
       Accretion of discount                                               764,000                  146,000
       Changes in income taxes, net                                        513,000               (3,439,000)
                                                                       -----------              -----------

       Standardized measure, end of year                               $ 7,794,000              $ 7,639,000
                                                                       ===========              ===========







                                                      F-21

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
May 15, 1997, except for the last two sentences of
  Note 1, as to which the date is June 20, 1997

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                            $    46,735
    Marketable securities                                               449,917
    Receivables:
         Gas royalties                                                   15,489
         Interest and other                                               8,985
    Notes receivable - officers                                          25,000
    Prepaid expenses and other                                           11,380
                                                                    -----------
             Total current assets                                       557,506

PROPERTY AND EQUIPMENT:
    Building                                                            212,157
    Furniture and fixtures                                               63,162
    Vehicles and equipment                                               41,846
                                                                    -----------
                                                                        317,165
    Less accumulated depreciation                                      (121,436)
                                                                    -----------
             Net property and equipment                                 195,729
                                                                    -----------
OTHER ASSETS:
    Land under development                                              565,336
    Investment in limited partnership                                   214,589
    Gas royalty interest, net of accumulated amortization
         of $803,617                                                    263,434
    Notes receivable                                                     37,719
    Other assets, net                                                     4,290
                                                                    -----------
             Total other assets                                       1,085,368
                                                                    -----------

TOTAL ASSETS                                                        $ 1,838,603
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    43,044
    Payable to broker                                                    85,106
    Customer deposit - related party                                     20,000
                                                                    -----------
         Total current liabilities                                      148,150

COMMITMENTS (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
      shares authorized, no
      shares issued                                                        --
    Common stock, $.01 par value; 15,000,000
      shares authorized; 885,481 shares issued
      and outstanding                                                     8,855
    Capital in excess of par value                                    2,245,995
    Accumulated deficit                                                (564,397)
                                                                    -----------
             Total stockholders' equity                               1,690,453
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,838,603
                                                                    ===========




       See accompanying notes to these consolidated financial statements.


                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                 1997                     1996
                                                              ---------                ---------
REVENUE -
   Gas royalties                                              $  90,411                $  69,931

COSTS AND EXPENSES:
   Gas processing and production taxes                           19,129                   19,192
   General and administrative                                   517,285                  581,936
   Professional fees related to reverse acquisition                --                    150,000
   Depreciation and amortization                                121,339                  152,718
                                                              ---------                ---------
                                                                657,753                  903,846
                                                              ---------                ---------
LOSS FROM OPERATIONS                                           (567,342)                (833,915)

OTHER INCOME (EXPENSE):
   Interest income                                               33,006                   51,094
   Dividend income                                               11,092                   20,061
   Rental income                                                 13,963                   12,686
   Net gain on sale of marketable securities                     62,005                  688,400
   Net unrealized loss on marketable securities                 (25,992)                    --
   Equity in limited partnership loss                           (39,523)                 (54,606)
   Interest expense                                             (10,789)                    --
   Other, net                                                      (720)                  (1,745)
   Discontinued operations of oil property                         --                    (25,850)
                                                              ---------                ---------

NET LOSS                                                      $(524,300)               $(143,875)
                                                              =========                =========
NET LOSS PER SHARE                                            $    (.59)               $    (.16)
                                                              =========                =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   885,481                  885,481
                                                              =========                =========




                See accompanying notes to these consolidated financial statements.

                                                F-24



                                                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                   Common Stock             Treasury Stock
                               --------------------    ------------------------   Capital in   Unrealized  Retained
                               Number of               Number of                   Excess of    Holding    Earnings
                                Shares       Amount      Shares       Amount       Par Value     Gain      (Deficit)      Total
                                ------       ------      ------       ------       ---------     ----      ---------      -----

BALANCES, April 1, 1995         2,700,689    $27,007     1,101,234  $(1,736,062)  $3,030,711   $528,936   $1,584,498   $3,435,090

  Commitment to issue common
   stock for services             150,000      1,500             -            -      223,500          -            -      225,000
  Net change in unrealized
   holding gain                         -          -             -            -            -   (462,052)           -     (462,052)
  Consummation of reverse
   acquisition and reflect
   capital structure of Bishop (1,965,208)   (19,652)   (1,101,234)   1,736,062   (1,088,187)         -   (1,480,720)    (852,497)
  Net loss                             -           -             -            -            -          -     (143,875)    (143,875)
                                ---------     ------     ---------    ---------    ---------    -------    ---------    ---------

BALANCES, March 31, 1996          885,481      8,855             -            -    2,166,024     66,884      (40,097)   2,201,666

  Issuance of AROC common
   stock for employee
   compensation                         -          -             -            -       79,971          -            -       79,971
  Net change in unrealized
    holding gain                        -          -             -            -            -    (66,884)           -      (66,884)
  Net loss                              -          -             -            -            -          -     (524,300)    (524,300)
                               ----------      ------    ---------    ---------   ----------    -------    ---------   ----------

BALANCES, March 31, 1997          885,481      $8,855            -    $       -   $2,245,995    $     -    $(564,397)  $1,690,453
                               ==========      ======    =========    =========   ==========    =======    =========   ==========







                                  See accompanying notes to these consolidated financial statements.

                                                              F-25


                                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED
                                                                                                 MARCH 31,
                                                                                       --------------------------
                                                                                            1997           1996
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $  (524,300)   $  (143,875)
     Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                 121,339        155,185
             Issuance of common stock for services                                            --          225,000
             Issuance of AROC common stock for employee
                 compensation                                                               79,971           --
             Equity in limited partnership loss                                             39,523         54,606
             Write-down of investment                                                         --           25,000
             Net gain on sale of marketable securities                                     (62,005)      (688,400)
             Net unrealized loss on marketable securities                                   25,992           --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Marketable securities                                                175,891           --
                      Gas royalties receivable                                              (6,090)         3,655
                      Interest and other receivables                                         4,273          8,003
                      Receivables from AROC                                                 21,524        (23,579)
                      Prepaid expenses                                                       8,634         (1,680)
                      Other assets                                                          (1,000)        14,126
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                                (40,498)        30,770
                      Customer deposit                                                        --           20,000
                      Payable to broker                                                     85,106           --
                                                                                       -----------     ----------
             Net cash used in operating activities                                         (71,640)      (321,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                    (477,837)      (169,979)
     Proceeds from sale of marketable securities                                           665,894      1,265,512
     Funds advanced under notes receivable                                                (120,000)       (42,522)
     Proceeds from collection of notes receivable                                          146,639         64,461
     Land acquisition and development costs                                               (153,627)      (133,473)
     Purchase of property and equipment                                                     (9,464)       (21,274)
     Transfer of cash in reverse acquisition                                                  --         (700,000)
                                                                                       -----------    -----------
             Net cash provided by investing activities                                      51,605        262,725


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                                 --           60,000
     Principal payments on borrowings                                                         --          (60,000)
                                                                                       -----------    -----------
             Net cash used in financing activities                                            --             --
                                                                                       -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                                       (20,035)       (58,464)


CASH AND EQUIVALENTS, beginning of year                                                     66,770        125,234
                                                                                       -----------    -----------


CASH AND EQUIVALENTS, end of year                                                      $    46,735    $    66,770
                                                                                       ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Cash paid for interest                                                            $    10,089    $       830
                                                                                       ===========    ===========



                           See accompanying notes to these consolidated financial statements.

                                                          F-26

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:
   ---------------------

     Reverse Acquisition - In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company (KTOC) entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and gas properties (the "Contributed Properties") for a total of 7,717,820 shares of Class B common stock of Metro, which represented 80% of the issued and outstanding voting securities of Metro. On November 29, 1995, the shareholders of Metro approved this transaction and the closing occurred on December 8, 1995. The shareholders also approved changing the name of the Company from Metro to American Rivers Oil Company (AROC).

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

     Change in Capital Structure and Spinoff - Since inception of the Company there have been 4,500,000 shares of common stock outstanding. In November 1996, the Board of Directors of AROC (the Company's sole stockholder) agreed to make a pro rata distribution of 885,481 shares of the Company's common stock to AROC's common stockholders (excluding holders of Class B common stock) of record on November 18, 1996. The pro rata distribution of shares occurred on June 20, 1997, and the remaining 3,614,519 shares of the Company's common stock owned by AROC were canceled. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the change in capital structure.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------------------------------

     Nature of Operations - The Company is primarily engaged in the development and sale of real estate and also has a royalty interest in a natural gas property.

     Principles of Consolidation - The Company's subsidiaries consist of Bishop Powers, Ltd. and Bridger Creek Partnership in which the Company holds general partner interests of 81% and 80%, respectively. The accompanying financial statements include the accounts of the Company and both majority-owned partnerships. All material intercompany transactions and accounts have been eliminated in consolidation.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over estimated useful lives of three to thirty-one years.

     Maintenance   and  repairs  are  charged  to  expense  as   incurred,   and
     expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and a gain or loss is recognized.

     Land Under Development - Land under development is stated at cost and approximately $331,000 relates to acquisition costs at March 31, 1997.

     Impairment of Long-lived Assets - The Company periodically compares the net carrying value of long-lived assets to the related estimates of undiscounted future cash flows for such assets. If the net carrying value exceeds the estimated cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

     Gas Royalty Interest - Through December 31, 1996, the gas royalty interest was being amortized utilizing the straight-line method over an estimated life of eight years. Effective January 1, 1997, management determined that the estimated remaining life of the gas royalty interest was 20 years, based upon information that the operator released publicly. As a result of this change in estimate, amortization expense for the year ended March 31, 1997, was reduced by approximately $30,000 (approximately $.03 per share).

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for- sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses on all securities are computed based on average cost.

     Through December 31, 1996, all securities were classified as available for sale. Effective January 1, 1997, management reevaluated the Company's investment policies and began classifying all securities as trading since management's intent is to hold the securities principally for the purpose of selling them in the near term. This reclassification had no effect on earnings.

     Investments - The Company's 19% ownership interest in a limited partnership (Z-H, LTD.) is stated at cost, adjusted for its share of losses incurred.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     AROC includes the Company's operations in its consolidated income tax return. Income taxes are allocated between AROC and the Company as if the Company was a separate taxpayer.

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's (or AROC's) common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates, including the amortization period for the gas royalty interest, realizability of the carrying value of land under development and the limited partnership investment discussed in Note 5, and the determination of other than temporary impairment of marketable securities. The Company's estimates are expected to change as additional information becomes available and it is reasonably possible that such estimates will materially change in the forthcoming year.

     Net Loss Per Share - The net loss per share calculation is based on the weighted average number of shares outstanding during each year, as retroactively restated for the changes in capital structure due to the reverse acquisition and spin-off as discussed in Note 1.

     Reclassifications  - Certain  reclassifications  have been made to the 1996
     financial   statements  to  conform  to  the   presentation  in  1997.  The
     reclassifications had no effect on the 1996 net loss.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. MARKETABLE SECURITIES:
   ---------------------

     The cost and estimated fair market value of trading securities at March 31, 1997 were as follows:

                                                                                       Net
                                                                   Fair             Unrealized
                                                                   Market             Gains
                                               Cost                Value             (Losses)
                                             --------            --------           ----------

       U.S. Treasury securities              $172,758            $163,525            $ (9,233)
       Redeemable preferred securities         89,500              92,000               2,500
       Equity securities                      213,651             194,392             (19,259)
                                             --------            --------            --------

                                             $475,909            $449,917            $(25,992)
                                             ========            ========            ========

     Cash proceeds from the sale of available-for-sale securities during the years ended March 31, 1997 and 1996 were $665,894 and $1,265,512, respectively. Net gains from available-for-sale securities sold during the year ended March 31, 1997 amounted to $51,340 (gross gains of $69,511 and gross losses of $18,171). Net gains from available-for-sale securities sold during the year ended March 31, 1996 amounted to $688,400 (gross gains of $701,152 and gross losses of $12,752).


4. GAS ROYALTY INTEREST:
   --------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 1997, the net carrying value of this interest amounts to $263,434. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company the first $40,000 of annual net income from the partnership and 80% of annual net income in excess of $40,000. After the Company receives cumulative net income of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual net income of the partnership. Through March 31, 1997, the minority interest's share of the partnership's profits and cash flows has not been material.


5. PARTNERSHIPS:
   ------------

     In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partner who is the general partner in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $700,000, after which the allocation will be apportioned according to ownership interests. Through March 31, 1997, this partnership has not recognized any

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     profits and there have not been any cash distributions to the partners. However, at March 31, 1997, the Company had entered into three contracts with unrelated parties for the sale of approximately three acres of land for an aggregate sales price of $1,070,000. The closings are contingent upon certain regulatory approvals and the Company is required to make additional capital improvements to the properties at an estimated cost of approximately $400,000.

     The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting.

     Following is a summary of condensed financial information pertaining to this limited partnership:


       Balance sheet data at March 31, 1997:
        Current assets                               $   11,700
        Noncurrent assets                               962,800
        Current liabilities                              43,700
        Noncurrent liabilities                        1,193,400

                                                         YEARS ENDED MARCH 31,
                                                      ------------------------
                                                        1997           1996
                                                      ---------     ----------
     Operations data:
        Revenue                                       $ 276,000       $262,000
        Costs and expenses                              484,000        549,000
                                                      ---------      ---------

        Net loss                                      $(208,000)     $(287,000)
                                                      =========      =========

        Company's equity in limited
          partnership loss                           $ (40,000)      $ (55,000)
                                                      =========      =========

     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 1997, there is a difference of approximately $265,000 between the carrying value of the Company's investment and its 19% interest in the assets and liabilities of the limited partnership. This difference is primarily attributable to the value of the land.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INCOME TAXES:
   ------------

     The items that give rise to the components of the net long-term deferred tax asset as of March 31, 1997, are as follows:


       Gas royalty interest                                $265,000
       Net operating loss carryforward                      168,000
       Other                                                (23,000)
                                                           --------
         Deferred tax asset                                 410,000
       Less valuation allowance                            (410,000)
                                                           --------
         Net deferred tax asset                            $      -
                                                           ========

     For the year ended March 31, 1997, the valuation allowance related to deferred tax assets increased by approximately $190,000. As of March 31, 1997, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $450,000. Due to the spin-off discussed in Note 1, utilization of this carryforward will be subject to limitations under IRS Section 382. If not previously utilized, this carryforward will expire primarily in 2012.

7. COMMITMENTS:
   -----------

     Effective December 1995, a five-year management agreement (the "Agreement") was entered into between the Company, the Company's president (the "Executive") and AROC. The Agreement, which supersedes a previous employment agreement, provides for minimum annual compensation of $145,000 plus employee benefits. On the last day of September of each year thereafter, the term of the Agreement shall be automatically extended an additional year unless, prior to such last day of September, the Company or the Executive shall have delivered written notice that the term of employment will not be extended. The Agreement may be terminated by the Company only upon the death or disability of the Executive or for cause. If the Executive is terminated without cause, the Company would be required to pay as severance pay an amount equal to the Executive's salary in effect as of the date of termination multiplied by the greater number of years remaining in the term of employment or the number three.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. FINANCIAL INSTRUMENTS:
   ---------------------

     Statement of Financial Accounting Standards No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 1997, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, accrued expenses, payable to broker and customer deposits, approximates fair value due to the short maturity of these instruments. Due to the short operating history of the business owned by the limited partnership discussed in Note 5, management is unable to estimate the fair value of the Company's 19% limited partner interest. However, management believes that fair value exceeds the carrying value at March 31, 1997.


9. RELATED PARTY TRANSACTIONS:
   --------------------------

     During the year ended March 31, 1997, the Company loaned an additional $100,000 to AROC which was subsequently collected during the year. The note provided for interest at 10% and was collateralized by oil and gas properties in Louisiana. During the year ended March 31, 1996, an officer paid a $20,000 cash deposit to the Company for the sale of land. The purchase price for the land is estimated to be $45,000, but closing has not yet occurred and the deposit is included in current liabilities at March 31, 1997.

     The Company has notes receivable for a total of $25,000 from two officers of the Company. The officers pledged 25,000 shares of AROC common stock as collateral for the notes.


10. STOCK-BASED COMPENSATION:
    ------------------------

     Stock Grants - The Company has never issued any stock options, warrants or similar instruments. However, in connection with the reverse acquisition discussed in Note 1, 150,000 shares of AROC common stock were issued to consultants in 1996 for services provided to the Company, resulting in a charge to operations for $225,000. Additionally, during the year ended March 31, 1997, AROC issued 70,000 shares of its common stock to certain employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $79,971.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which were granted to its employees by AROC. Accordingly, the Company did not recognize any compensation cost for options granted to employees in 1997 and 1996 since the market prices of AROC's common stock did not exceed the exercise prices on the dates of grant. In July 1996, AROC granted a two-year option to an officer to purchase 45,000 shares of its common stock at an exercise price of $1.38 per share. During the year ended March 31, 1996, AROC granted ten-year options to officers to purchase 25,000 shares of its common stock for $1.50 per share and a five-year option to an officer to purchase 25,000 shares of its common stock for $1.65 per share.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     If compensation cost had been recognized using the fair value method prescribed by FAS 123 rather than the intrinsic value method under APB 25, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below.

                                                     Year Ended March 31,
                                               -------------------------------
                                                  1997                 1996
                                               ----------           ----------
       Net loss:
            As reported                        $ (524,300)          $ (143,875)
            Pro forma                          $ (551,300)          $ (203,875)
       Net loss per share:
            As reported                        $     (.59)          $     (.16)
            Pro forma                          $     (.62           $     (.23)



        The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                  Year Ended March 31,
                                               --------------------------
                                                1997                1996
                                               ------              ------

           Expected volatility                  75.0%               75.0%
           Risk-free interest rate               6.5%                6.2%
           Expected dividends                    -                    -
           Expected terms (in years)             1.8                 3.7