Form 10QSB
period 1997-06-30
AMERICAN RIVERS OIL CO
filed 1997-08-11
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

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

                                 (303) 832-1117
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----

The number of shares outstanding as of August 8, 1997 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
    -----      -----

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
     Cash                                                           $    39,746
     Oil and gas sales receivable                                       110,862
     Receivable from Class B stockholder                                 19,656
     Prepaid expenses and other                                           7,148
                                                                    -----------
        Total current assets                                            177,412

Oil and Gas Properties, at cost, using successful efforts method:
     Proved properties                                                4,075,955
     Less accumulated depreciation, depletion and amortization         (232,401)
                                                                    -----------
        Net oil and gas properties                                    3,843,554

Other Assets                                                              5,187
                                                                    -----------
                                                                    $ 4,026,153
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Note payable, bank                                             $   774,852
     Current maturities of long-term debt                                 6,500
     Accounts payable and accrued expenses                               96,692
                                                                    -----------
         Total current liabilities                                      878,044

Long-Term Debt, less current maturities                                  70,158

Deferred Income Taxes                                                   188,100

Stockholders' Equity:
     Preferred stock, $.50 par value;
          5,000,000 shares authorized;
          no shares issued                                                 --
     Common stock, $.01 par value;
          20,000,000 shares authorized;
          4,713,004 shares issued                                        47,130
     Class B common stock, $.01 par value;
          8,000,000 shares authorized;
          7,267,820 issued and outstanding                               72,678
     Additional paid-in capital                                       6,200,693
     Accumulated deficit                                             (1,700,908)
     Less treasury stock, at cost,
           1,097,234 of common shares                                (1,729,742)
                                                                    -----------
           Total stockholders' equity                                 2,889,851
                                                                    -----------
                                                                    $ 4,026,153
                                                                    ===========




       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months
                                                       Ended June 30,
                                                --------------------------
                                                   1997            1996
                                                -----------    -----------
REVENUE:
     Oil and gas sales                          $   187,087    $   166,518
     Operator fees                                    1,500          1,500
                                                -----------    -----------
        Total revenue                               188,587        168,018

EXPENSES:
     Oil and gas production costs                   110,573         72,964
     Exploration costs                                3,127           --
     General and administrative                     144,713        128,063
     Depreciation, depletion and amortization        24,000         34,000
                                                -----------    -----------
        Total expenses                              282,413        235,027
                                                -----------    -----------

LOSS FROM OPERATIONS                                (93,826)       (67,009)

OTHER INCOME (EXPENSE):
     Equity in loss of Bishop
       Capital Corporation                          (95,263)      (109,169)
     Interest expense                               (24,515)        (9,174)
                                                -----------    -----------

LOSS BEFORE INCOME TAXES                           (213,604)      (185,352)

DEFERRED INCOME TAX BENEFIT                          43,900         68,000
                                                -----------    -----------

NET LOSS                                        $  (169,704)   $  (117,352)
                                                ===========    ===========

NET LOSS PER SHARE:
    Common stock                                $      (.03)   $      (.03)
                                                ===========    ===========
    Class B Common stock                        $      (.01)   $      (.01)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
    Common stock                                  3,614,715      2,851,770
                                                ===========    ===========
    Class B Common stock                          7,267,820      7,267,820
                                                ===========    ===========






       See accompanying notes to these consolidated financial statements.


                                     AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                          ----------------------------------
                                                                              1997                   1996
                                                                          -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (169,704)           $  (117,352)
       Adjustments to reconcile net loss
        to net cash used in operating activities:
         Depreciation, depletion and amortization                              24,000                 34,000
         Equity in loss of Bishop Capital Corporation                          95,263                109,169
         Deferred income tax benefit                                          (43,900)               (68,000)
         Issuance of treasury shares for services                               5,000                   --
         Changes in operating assets and liabilities:
          (Increase) decrease in:
            Oil and gas sales receivable                                        3,302                (46,496)
            Receivable from Class B shareholder                                (9,667)                 4,000
            Prepaid expenses and other                                          9,653                  5,643
           Increase (decrease) in:
            Payable to Bishop Capital Corporation                                --                  (12,945)
            Accounts payable and accrued expenses                             (20,003)               (15,788)
                                                                          -----------            -----------
         Net cash used in operating activities                               (106,056)              (107,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition and development costs for oil and gas properties              (8,292)               (24,551)
     Proceeds from sale of oil and gas properties                              18,148                  8,000
                                                                          -----------            -----------
         Net cash provided by (used in) investing activities                    9,856                (16,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                    --                  147,000
     Principal payments on borrowings                                            (321)               (17,522)
                                                                          -----------            -----------
         Net cash provided by (used in) financing activities                     (321)               129,478
                                                                          -----------            -----------

Increase (decrease) in Cash                                                   (96,521)                 5,158

Cash, beginning of period                                                     136,267                    275
                                                                          -----------            -----------

Cash, end of period                                                       $    39,746            $     5,433
                                                                          ===========            ===========

Supplemental Cash Flow Information:
    Cash paid for interest                                                $    12,921            $     6,862
                                                                          ===========            ===========

Supplemental Disclosure of Noncash Investing and Financing
    Activities:
    Debt incurred for acquisition of oil and gas properties               $      --              $   400,000
    Spin-off of Bishop Capital Corporation to Common shareholders           1,595,190                   --




                          See accompanying notes to these consolidated financial statements.


                                                         -4-

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three month periods ended June 30, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the U. S. Securities and Exchange Commission.

     Certain reclassifications have been made to the 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1996 net loss.

2. Spin-off of Bishop Capital Corporation

     In November 1996, the Company's Board of Directors agreed to a pro rata distribution of the outstanding common stock of Bishop Capital Corporation ("Bishop"). The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of Bishop's shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. The distribution decreased stockholders' equity at June 30, 1997 by $1,595,190.

3. Notes Payable

     The Company has a line-of-credit with a bank which provides for interest at the prime rate plus 1% (9.5% at June 30, 1997). Borrowings under the line-of-credit are collateralized by producing oil and gas properties. The maximum commitment amount under the line-of-credit decreases monthly from $824,000 at June 30, 1997 to $767,000 at maturity in September 1997.

4. Net Loss Per Share

     The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock was not entitled to participate in any distribution of shares or assets of Bishop. Accordingly, the common shares were allocated 100% of Bishop's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




5. Option to Purchase

     In June 1997, the Company entered into an Option to Purchase ("Option") Creston Explorations' shares in Opon Development Company for approximately $8.5 million in cash and stock. Opon Development Company owns a working interest in the Opon gas field in Colombia South America operated by Amoco Colombia Petroleum Corporation. The Company may exercise the Option at any time prior to its expiration date in September 1997.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and Notes thereto.

Forward-Looking Statements
--------------------------

The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations
---------------------

The Company's net loss was $169,700 for the three months ended June 30, 1997 compared to a net loss of $117,400 for the comparable period in 1996. The Company's 12% increase in oil and gas revenues in the current quarter was offset by increases in oil and gas production costs, general and administrative expenses and interest expense.

The Company's oil and gas sales revenue increased by $20,600 or 12% in the quarter ended June 30, 1997 compared to the corresponding quarter in 1996. Production volumes for oil and natural gas also increased 22% and 16%, respectively, in the current quarter compared to the corresponding quarter in 1996. The increase in oil production is attributable to the Sparkle #1 well which was previously shut-in for completion of water disposal facilities. The increase in gas production is attributable to the Denver-Julesburg Basin properties. The average sales price of oil decreased 11% and the average sales price of natural gas increased less than 1% in the quarter ended June 30, 1997 compared to the corresponding quarter in 1996.

The production volumes and average sales prices during the periods were as follows:

                                                    Three Months Ended
                                                         June 30,
                                                   ---------------------
                                                     1997         1996
                                                   --------     --------

      Oil production (barrels)                        5,411        4,419
      Average sales price per barrel                $ 18.35      $ 20.63

      Natural gas production (mcf)                   52,157       45,106
      Average sales price per mcf                   $  1.68      $  1.67

Expenses
--------

Oil and gas production costs increased $39,400 in the quarter ended June 30, 1997 compared to the corresponding quarter in 1996 due to increased production. The increase included $5,000 for repairs on the Ohio River #1 gas stripping plant and $5,700 on the reworking of the Lake Hatch salt water disposal well. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE for the quarter ended June 30, 1997 were $7.84 (including $.76 per BOE for the Ohio River #1 and Lake Hatch repair costs) compared to $6.11 for the comparable quarter of 1996.

Exploration costs of $3,100 in the quarter ended June 30, 1997 relate to additional dry hole costs from the drilling of an unsuccessful Lake Hatch exploratory well in the prior year.

General and administrative expenses increased by $16,700 or 13% in the current quarter of 1997 compared to the corresponding quarter in 1996. The increase is primarily due to legal expenses associated with the Opon Development Company merger negotiations which Opon decided not to pursue.

Depreciation, depletion and amortization expense decreased by $10,000 or 30% in the current quarter compared to the corresponding quarter in 1996. While there was an 18% increase in total production for the quarter ended June 30, 1997 over the comparable quarter in 1996, the decrease in depreciation, depletion and amortization is due primarily to a 13% increase in estimated proved reserves.

The equity in loss of Bishop for the three months ended June 30, 1997 represents the Company's equity in the operations of Bishop through the date of the distribution of Bishop's shares related to the spin-off. The operations of Bishop subsequent to the distribution date will no longer be included in the Company's consolidated statement of operations.

Interest  expense  increased by $15,300 for the current quarter of 1997 over the
corresponding   quarter  of  1996  due  to  a  higher  average  amount  of  debt outstanding.

Financial Condition
-------------------

At June 30, 1997, the Company had a working capital deficit of $700,600.

The following summary table reflects the Company's cash flows for the three months ended June 30, 1997 and 1996:

                                                  Three Months Ended
                                                        June 30,
                                             ----------------------------
                                                1997              1996
                                             ----------        ----------
     Net cash used in operating
      activities                             $ (106,100)       $ (107,800)
     Net cash provided by (used in)
      investing activities                        9,900           (16,600)
     Net cash provided by (used in)
      financing activities                         (300)          129,500

The Company's net cash used in operating activities of $106,100 for the quarter ended June 30, 1997 was comparable to the corresponding quarter in 1996.

Net cash provided by investing activities of $9,900 for the quarter ended June 30, 1997 resulted from the sale of several Denver-Julesburg Basin ("DJ Basin") wells with declining production offset by capital expenditures on the Ohio River #1 and Sparkle #1 wells. Net cash used in investing activities of $16,600 for the quarter ended June 30, 1996 resulted from capital expenditures on the Ohio River #1 and DJ Basin wells offset by the sale of several DJ Basin wells.

Net cash used in financing activities for the quarter ended June 30, 1997 is due to principal payments on the Sparkle #1 production payment obligation. Net cash provided by financing activities of $129,500 for the comparable quarter in 1996 resulted from borrowings of $30,000 from a bank, $100,000 from Bishop Capital Corporation and $17,000 from a major Class B Common shareholder offset by principal payments on borrowings of $17,500.

Approximately 65% of the Company's oil and gas reserves are Proved Undeveloped Reserves and the estimated expenditures to develop these properties amount to $1,382,000. Successful development and production of such reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that present oil and gas wells of the Company will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, or that there will be favorable markets for oil and gas which may be produced in the future.

General
-------

One of management's priorities this year is increasing the size of the Company's operations by purchasing additional Denver-Julesburg Basin producing wells, expanding production on existing leases and reviewing possibilities for a significant transaction which may involve a merger or acquisition of assets. Management also considers the continued development of drilling prospects on its inventory of River Leases to be an essential part of the Company's over-all development plans. The Company has staked a location to drill an offset to the Sparkle #1 river well and anticipates drilling to commence in the next quarter.

The Company has entered into an Option to Purchase Creston Explorations' approximately 22% equity interest in Opon Development Company for approximately $8.5 million in cash and stock. Creston Explorations is owned by a relative of Karlton Terry, the Company's President. Management believes that this potential acquisition would be a valuable addition to the Company's operations as well as increasing the Company's equity capitalization. The Company has engaged Rothschild Natural Resources as Financial Advisor to assist in this potential acquisition. The Company is seeking debt or equity financing in order to exercise such option. There can be no assurances, however, that any such financing can be obtained on favorable terms or that the Company will otherwise determine to exercise such option. Management believes that this potential acquisition would increase the Company's profile in the equity markets which, in turn, would help to enhance the liquidity of the Company's Common Stock.

The Company is seeking to engage a qualified executive with petroleum engineering experience to serve as President of the Company. Discussions are currently underway with a candidate experienced in running an oil company based in Denver, Colorado, with assets over $100 million, but no agreement has been reached. Although the success of such search efforts cannot be certain, the Company intends to hire a new President in the near future. In that case, Karlton Terry would continue to serve as Chief Executive Officer, but would not continue to manage the Company's day-to-day operations. The Company does not intend for the hiring of a new President to significantly change the Company's current general and administrative expenses. Accordingly, in connection with the hiring of a new President and subject to appropriate terms, Karlton Terry and Jubal Terry have indicated that they will agree to certain salary reductions.

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

             None

Item 3.  Default Upon Senior Securities
         ------------------------------

             None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None

Item 5.  Other Information
         ------------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

             a. Exhibits

                 10.12    Option  to  Purchase   between  the  Registrant  and
                          Creston Explorations, dated June 15, 1997.

                 27 Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                 None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN RIVERS OIL COMPANY
                                          (Registrant)


Date:  August 8, 1997                      By:   /s/ Karlton Terry
                                                 -------------------------------
                                                 Karlton Terry
                                                 President
                                                 (Principal Executive Officer)


Date:  August 8, 1997                      By:   /s/ Jubal Terry
                                                -------------------------------
                                                Jubal Terry
                                                Vice President and Acting
                                                Chief Financial Officer
                                                (Principal Financial Officer)