Form 10QSB
period 1997-09-30
AMERICAN RIVERS OIL CO
filed 1997-11-12
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANY
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                                  84-0839926
                  -------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      700 East Ninth Avenue, Suite 106, Denver, CO            80203
      --------------------------------------------            -----
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

The number of shares outstanding as of November 10, 1997 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes    No   X
   ---     ---

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash                                                           $       272
     Oil and gas sales receivable                                       103,905
     Prepaid expenses and other                                           8,648
                                                                    -----------
         Total current assets                                           112,825

Oil and Gas Properties, at cost, using successful efforts method:
     Proved properties                                                1,962,984
     Less accumulated depreciation, depletion and amortization         (270,577)
                                                                    -----------
         Net oil and gas properties                                   1,692,407

Other Assets                                                              1,465
                                                                    ------------
                                                                    $ 1,806,697
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note payable, bank                                             $   767,475
     Payable to Class B stockholder                                      81,768
     Current maturities of long-term debt                                 6,500
     Accounts payable and accrued expenses                              177,583
                                                                    -----------
         Total current liabilities                                    1,033,326

Long-Term Debt, less current maturities                                  82,279

Stockholders' Equity:
     Preferred stock, $.50 par value; 5,000,000 shares
         authorized; no shares issued                                      --
     Common stock, $.01 par value; 20,000,000 shares
         authorized; 4,713,004 issued                                    47,130
     Class B common stock, $.01 par value; 8,000,000 shares
         authorized; 7,267,820 issued and outstanding                    72,678
     Additional paid-in capital                                       6,193,893
     Accumulated deficit                                             (3,892,867)
     Less treasury stock, at cost, 1,097,234 of common shares        (1,729,742)
                                                                    -----------
         Total stockholders' equity                                     691,092
                                                                    -----------

                                                                    $ 1,806,697
                                                                    ===========

       See accompanying notes to these consolidated financial statements.



                                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the Three Months         For the Six Months
                                                                 Ended September 30,         Ended September 30,
                                                                 -------------------         -------------------
                                                               1997           1996           1997           1996
                                                            -----------    -----------    -----------    -----------
REVENUE:
     Oil and gas sales                                      $   160,735    $   153,048    $   347,822    $   319,566
     Operator fees                                                1,000          1,500          2,500          3,000
                                                            -----------    -----------    -----------    -----------
        Total revenue                                           161,735        154,548        350,322        322,566

EXPENSES:
     Oil and gas production costs                               105,696        105,692        216,269        178,656
     Exploration costs                                            1,000           --            4,127           --
     General and administrative                                  98,211        116,388        242,924        244,451
     Depreciation, depletion and amortization                    38,000         27,000         62,000         61,000
     Provision for impairment of oil and gas
       properties                                             2,275,440           --        2,275,440           --
                                                            -----------    -----------    -----------    -----------
        Total expenses                                        2,518,347        249,080      2,800,760        484,107
                                                            -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                         (2,356,612)       (94,532)    (2,450,438)      (161,541)

OTHER EXPENSES:
     Equity in loss of Bishop Capital Corporation                  --          124,258         95,263        233,427
     Interest expense                                            23,447         17,871         47,962         27,045
                                                            -----------    -----------    -----------    -----------
                                                                 23,447        142,129        143,225        260,472


LOSS BEFORE INCOME TAXES                                     (2,380,059)      (236,661)    (2,593,663)      (422,013)
DEFERRED INCOME TAX BENEFIT                                     188,100         88,000        232,000        156,000
                                                            -----------    -----------    -----------    -----------

NET LOSS                                                    $(2,191,959)   $  (148,661)   $(2,361,663    $  (266,013)
                                                            ===========    ===========    ===========    ===========

NET LOSS PER SHARE:
    Common stock                                            $      (.20)   $      (.03)   $      (.23)   $      (.06)
                                                            ===========    ===========    ===========    ===========
    Class B common stock                                    $      (.20)   $      (.01)   $      (.21)   $      (.01)
                                                            ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING:
    Common stock                                              3,615,770      2,890,765      3,615,245      2,871,374
                                                            ===========    ===========    ===========    ===========
    Class B Common stock                                      7,267,820      7,267,820      7,267,820      7,267,820
                                                            ===========    ===========    ===========    ===========


                                  See accompanying  notes to these  consolidated financial statements.

                                                                  -3-


                                   AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                           Six Months Ended
                                                                             September 30,
                                                                   ----------------------------------
                                                                       1997                   1996
                                                                   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,361,663)           $  (266,013)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation, depletion and amortization                        62,000                 61,000
        Provision for impairment of oil and gas properties           2,275,440                   --
        Equity in loss of Bishop Capital Corporation                    95,263                233,427
        Deferred income tax benefit                                   (232,000)              (156,000)
        Issuance of treasury shares for services                         5,000                   --
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Oil and gas sales receivable                               10,259                (32,819)
             Other assets                                               12,051                (13,692)
          Increase (decrease) in:
             Payable to Class B shareholder                             28,268                  6,236
             Payable to Bishop Capital Corporation                        --                   (4,509)
             Accounts payable and accrued expenses                      60,888                (53,323)
                                                                   -----------            -----------
     Net cash used in operating activities                             (44,494)              (225,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and development costs for oil and gas properties       (148,347)               (26,494)
   Proceeds from sale of oil and gas properties                         18,148                 28,055
                                                                   -----------            -----------
     Net cash provided by (used in) investing activities              (130,199)                 1,561

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                             53,500                242,124
   Principal payments on borrowings                                     (8,002)               (17,522)
   Proceeds from private placement of common stock                        --                   75,000
   Private placement offering costs                                     (6,800)                (5,000)
                                                                   -----------            -----------
     Net cash provided by financing activities                          38,698                294,602
                                                                   -----------            -----------

Increase (decrease) in cash                                           (135,995)                70,470

Cash, beginning of period                                              136,267                    275
                                                                   -----------            -----------

Cash, end of period                                                $       272            $    70,745
                                                                   ===========            ===========


                                                     -4-


                                     AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                      (Continued)
                                                                                     Six Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                  1997                  1996
                                                                               ----------            ----------
Supplemental Information:
     Cash paid for interest                                                    $   47,598            $   19,501
                                                                               ==========            ==========

Supplemental Disclosure of Noncash Investing and Financing
     Activities:
        Debt incurred for acquisition of oil and gas properties                $   12,425            $  578,700
        Spin-off of Bishop Capital Corporation to Common
            stockholders                                                        1,595,190                  --
        Exchange of receivable for interest in
            oil and gas property                                                   22,500                  --









                                  See accompanying notes to these consolidated financial statements.




                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the three and six month periods ended September 30, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1996 net loss.

2.  Spin-off of Bishop Capital Corporation

     In November 1996, the Company's Board of Directors agreed to a pro rata distribution of the outstanding common stock of Bishop Capital Corporation ("Bishop"). The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of Bishop's shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. Accordingly, the consolidated statements of operations for the six months ended September 30, 1997 only include the Company's equity in the loss of Bishop for the period from April 1, 1997 through June 20, 1997.

3.  Note Payable

     The Company has a line-of-credit with a bank which provides for interest at the prime rate plus 1% (9.5% at September 30, 1997). Borrowings under the line-of-credit are collateralized by producing oil and gas properties. The Company is negotiating with the bank to extend the maturity date of the line-of-credit which was due and payable on September 13, 1997. Subsequent to September 30, 1997, the Company made a $250,000 principal payment on the line-of-credit.

4.  Net Loss Per Share

     The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock was not entitled to participate in any distribution of Bishop's shares which occurred on June 20, 1997. Accordingly, the common shares were allocated 100% of Bishop's loss through June 20, 1997 and a pro rata percentage of the remaining

                           AMERICAN RIVERS OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




     consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

5.  Payable to Class B Stockholder

     The payable to Class B stockholder includes borrowings since April 1, 1997, of $53,500 of which $33,500 was repaid subsequent to September 30, 1997. The Company also entered into two transactions to purchase additional interests in oil and gas properties owned by the Class B stockholder in exchange for cash of $26,500, an exchange of a $22,500 receivable due from the Class B stockholder and a $25,000 non-interest bearing note for equipment payable upon sale of the property or abandonment of the lease. The note was recorded at the present value of $12,425 based on a discount factor of 15% over the expected life of the well.

6.  Impairment of Oil and Gas Properties

     The Company's proved oil and gas reserve estimates were re-evaluated as of September 30, 1997 using updated well and reservoir engineering data. Based on this information and other factors, the Company's estimated proved reserves on a BOE (barrel of oil equivalent) basis decreased from 2,119,000 BOE at March 31, 1997 to 429,000 BOE at September 30, 1997 (after giving effect to the sale of the Lake Hatch oil and gas property discussed in Note
     7). As a result of the re-evaluation of the proved reserves and other factors, an impairment loss of $2,275,440 was recorded to reflect the fair value of the oil and gas properties at September 30, 1997.

7.  Subsequent Event

     Subsequent to September 30, 1997, the Company sold its Lake Hatch oil and gas property for net proceeds of $418,000 of which $250,000 was used for principal reduction on the bank line-of-credit. The Company realized a net gain of approximately $87,000 on the sale.

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

Results of Operations
---------------------

             Three Months Ended September 30, 1997 Compared to 1996
             ------------------------------------------------------

The Company's oil and gas sales revenue increased by $8,000 or 5% in the quarter ended September 30, 1997 compared to the corresponding quarter in 1996. The production volume for oil increased 29% while the natural gas production volume decreased 2% in the current quarter compared to the corresponding quarter in 1996. The average sales price of oil decreased 13% and the average sales price of natural gas was comparable for the quarter ended September 30, 1997 compared to the corresponding quarter in 1996.

The production volumes and average sales prices during the periods were as follows:

                                                    Three Months Ended
                                                       September 30,
                                                    ------------------
                                                     1997        1996
                                                    ------      ------

           Oil production (barrels)                  5,015        3,893
           Average sales price per barrel           $17.56       $20.27

           Natural gas production (mcf)             47,958       48,830
           Average sales price per mcf             $  1.52       $ 1.52

Oil and gas production costs were comparable in the quarter ended September 30, 1997 compared to the corresponding quarter in 1996. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $8.13 compared to $8.78 for the comparable quarter of 1996. The 7% BOE decrease in the current quarter is due to fixed components of oil and gas production expense being allocated over a larger production base.

General and administrative expenses decreased by $18,000 or 16% for the quarter ended September 30, 1997 compared to the corresponding quarter in 1996 and is due primarily to decreases in consulting and accounting fees.

Depreciation, depletion and amortization expense increased by $11,000 or 41% in the current quarter compared to the corresponding quarter in 1996 due to increased production volume combined with the write-down of the amortizable cost base and a decrease in the estimated proved reserves.

The provision for impairment of oil and gas properties of $2,275,440 in the current quarter resulted from management analyzing and evaluating the loss of proved undeveloped reserves resulting from the unsuccessful drilling of the Sparkle #2 development well and re-engineering the producing properties with current operating data.

Since the distribution of Bishop Capital Corporation shares related to the spin-off was completed in June 1997, the operations of Bishop subsequent to the distribution date are no longer included in the Company's consolidated statement of operations.

Interest expense increased by $6,000 or 31% for the current quarter of 1997 over the corresponding quarter of 1996 due to a higher average amount of debt outstanding.

              Six Months Ended September 30, 1997 Compared to 1996
              ----------------------------------------------------

The Company's oil and gas sales revenue increased by $28,000 or 9% for the six months ended September 30, 1997 compared to the corresponding period in 1996. Production volumes for oil and natural gas increased 25% and 7% respectively in the current period compared to the corresponding period in 1996. The average sales price of oil decreased 12% and the average sales price of natural gas increased by 1% in the six month period ended September 30, 1997 compared to the corresponding period in 1996.

The production volumes and average sales prices during the periods were as follows:

                                                      Six Months Ended
                                                        September 30,
                                                    --------------------
                                                      1997         1996
                                                    -------      -------

      Oil production (barrels)                       10,427        8,312
      Average sales price per barrel                 $17.97       $20.41

      Natural gas production (mcf)                  100,115       93,936
      Average sales price per mcf                    $ 1.60      $  1.59


Oil and gas production costs increased $38,000 or 21% in the six months ended September 30, 1997 compared to the corresponding period in 1996 due to increased production as well as $5,000 for repairs on the Ohio River #1 gas stripping plant and $5,700 on the reworking of the Lake Hatch salt water disposal well. Production costs per BOE for the six months ended September 30, 1997 were $7.98 (including $.39 per BOE for the Ohio River #1 and Lake Hatch repair costs) compared to $7.38 for the comparable period in 1996.

General and administrative expenses remained comparable between the six months ended September 30, 1997 and the corresponding period in 1996.

Depreciation, depletion and amortization expense in the current six month period was comparable to the 1996 period.

The provision for impairment of oil and gas properties of $2,275,440 in the current six month period resulted from management analyzing and evaluating the loss of proved undeveloped reserves resulting from the unsuccessful drilling of the Sparkle #2 development well and re-engineering of producing properties with current operating data.

The equity in loss of Bishop  decreased  by  $138,000  or 59% in the current six
month  period  compared  to  the  corresponding   period  in  1996  due  to  the
distribution in June 1997 of Bishop's shares related to the spin-off.

Interest expense increased by $21,000 or 77% for the six months ended September 30, 1997 over the corresponding period in 1996 due to a higher average amount of debt outstanding.

FINANCIAL CONDITION

At September 30, 1997, the Company had a working capital deficit of $921,000.

As a result of the Lake Hatch property sale in October 1997 in which a net gain of approximately $87,000 was realized, the Company's future net cash flow from oil and gas operations will decrease approximately $3,800 per month. The Company also made a $250,000 principal reduction on the bank line of credit from the net proceeds of $418,000 received from the sale.

The following summary table reflects the Company's cash flows for the six months ended September 30, 1997 and 1996:

                                                            Six Months Ended
                                                               September 30,
                                                          ---------------------
                                                             1997        1996
                                                             ----        ----
   Net cash used in operating activities                  $ (44,000)  $(226,000)
   Net cash provided by (used in) investing activities     (130,000)      2,000
   Net cash provided by financing activities                 39,000     295,000

Net cash used in operating activities decreased to $44,000 for the six months ended September 30, 1997 compared to $226,000 for the six months ended September 30, 1996 due primarily to an increase in accounts payable in the 1997 period as compared to a decrease in accounts payable during the 1996 period.

Net cash used in investing activities of $130,000 for the six months ended September 30, 1997 resulted from the unsuccessful drilling of the Sparkle #2 development well for $110,000 and the acquisition of additional working interests in the Ohio River #1 and Sparkle #1 from a major Class B stockholder offset by sales of DJ Basin wells to unrelated third parties. Net cash provided by investing activities of $2,000 for the six months ended September 30, 1996 resulted from sales of DJ Basin wells to unrelated third parties offset by capital expenditures on the Ohio River #1 and DJ Basin wells.

Net cash provided by financing activities of $39,000 for the six months ended September 30, 1997 resulted from borrowings of $53,500 from a major Class B shareholder offset by principal payments on borrowings of $8,000 and Nasdaq listing fees of $7,000 for the issuance of additional shares relating to the private placement. Net cash provided by financing activities of $295,000 for the six months ended September 30, 1996 resulted from borrowings of $125,000 from a bank, $100,000 from Bishop Capital Corporation and $17,000 from a major Class B stockholder offset by principal payments on borrowings of $17,500. In addition, the Company received net proceeds of $70,000 from the private placement of common stock.

General

Based upon the poor results of the drilling of the Company's River Prospects, the Board has decided to shift the emphasis of the Company from drilling its River Prospects to the acquisition of producing assets with a view to growing the Company based on less risky operations. To accomplish its goal, the Company hired a new President, Mr. Rick Westerberg, a Petroleum Engineer graduate from the Colorado School of Mines with substantial oil and gas property acquisition experience effective October 1, 1997. Karlton Terry, the former President, resigned from that post and will continue as Chairman of the Company. In connection with the hiring of the new President, Karlton Terry and Jubal Terry have agreed to certain salary reductions effective January 1, 1998 as well as elimination of certain other Company paid benefits.

A comprehensive review of the Company reserves was conducted by management as a result of unsuccessful drilling results (i.e. Sparkle #2 well) and the last six months operating history on the Company's producing properties. The results of the updated reserve evaluation are as follows:




                                 Proved Developed                            Proved Undeveloped
                                  Reserves As Of                                Reserves As Of
                       ------------------------------------        ------------------------------------
                        3/31/97       9/30/97     Reduction         3/31/97        9/30/97    Reduction
                        -------       -------     ---------         -------        -------    ---------
    Gas (mcf)          3,250,000     1,452,000   (1,798,000)       1,293,000       386,000     (907,000)
    Oil (bbls)           368,000       115,000     (253,000)         993,000         7,000     (986,000)

    BOE basis            910,000       357,000     (553,000)       1,209,000        72,000   (1,137,000)

On a BOE equivalent basis, there was a 56% reduction (net of 5% from current six months production) in proved developed reserves of which 22% was attributable to the sale of the Lake Hatch property in October 1997, 21% from the loss of the Bayou Chauvin lease and 13% from re-engineering the properties with six months of additional production history (i.e., expenses and production decline rate data).

On a BOE equivalent basis, there was a 94% reduction in proved and undeveloped reserves of which 82% was attributed to the unsuccessful Sparkle #2 development well on the Diamond Island River Prospect under the Ohio River in Henderson County, Kentucky. The remaining 12% reduction was attributed to re-engineering the projected total recoverable reserves of the undrilled acreage on the Sistersville Prospect in West Virginia.

As a result of the re-evaluation of the proved reserves and other factors, management reviewed the recoverability of the carrying amount of the properties and recorded an impairment loss of $2,275,440 to reflect the fair value of the oil and gas properties at September 30, 1997.

Although some viable River Lease prospects remain, management believes a shift to a strategy focusing on acquisitions will create value and enhance the liquidity of the Company's common stock. Accordingly, management is reviewing and identifying quality producing oil and gas properties for potential acquisition and examining alternative sources of long-term capital.

Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company is examining alternative sources of long-term capital, including bank borrowings, the issuance of debt instruments and the sale of equity securities of the Company. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company.

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

             None

Item 5.  Other Information
         -----------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      a. Exhibits

          Exhibit 10.12. Employment Agreement dated October 1, 1997, between the Registrant and Richard E. Westerberg.

          Exhibit 10.13. Purchase and Sale Agreement dated September 1, 1997 between the Registrant and Karlton Terry Oil Company.

          Exhibit 10.14. Purchase and Sale Agreement dated September 1, 1997 between the Registrant and Karlton Terry Oil Company.

          Exhibit 27. Financial Data Schedule (submitted only in electronic format)

      b. Reports on Form 8-K

          None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMERICAN RIVERS OIL COMPANY
                                    (Registrant)


Date: November 10, 1997              By:  /s/  Richard E. Westerberg
                                         ---------------------------------------
                                          Richard E. Westerberg
                                          President
                                          (Principal Executive Officer)


Date: November 10, 1997              By:  /s/  Jubal Terry
                                         ---------------------------------------
                                          Jubal Terry
                                          Vice President and Acting
                                          Chief Financial Officer
                                          (Principal Financial Officer)