Form 10QSB
period 1997-12-31
AMERICAN RIVERS OIL CO
filed 1998-02-17
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANY
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Wyoming                                             84-0839926
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

700 East Ninth Avenue, Suite 106, Denver, CO                        80203
--------------------------------------------                        -----
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

The number of shares outstanding as of February 13, 1998 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
                                  Yes        No  X
                                     -----     -----

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Unaudited)

                                     ASSETS

Current Assets:
         Cash                                                       $     1,092
         Oil and gas sales                                               89,425
         Prepaid expenses and other                                       1,202
                                                                    -----------
              Total current assets                                       91,719

Oil and Gas Properties, at cost, using successful
  efforts method:
         Proved properties                                            1,395,060
              Less accumulated depreciation, depletion
                 and amortization                                      (174,486)
                                                                    -----------
          Net oil and gas properties                                  1,220,574

Other Assets                                                              4,532
                                                                    -----------
                                                                    $ 1,316,825
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Note payable, bank                                         $   540,000
         Payable to Class B stockholder                                  42,894
         Current maturities of long-term debt                             6,500
         Accounts payable and accrued expenses                           57,951
                                                                    -----------
              Total current liabilities                                 647,345

Long-Term Debt, less current maturities                                  81,880

Stockholders' Equity:
         Preferred stock, $.50 par value; 5,000,000 shares
              authorized; no shares issued                                 --
         Common stock, $.01 par value; 20,000,000 shares
              authorized; 4,713,004 issued                               47,130
         Class B common stock, $.01 par value; 8,000,000 shares
              authorized; 7,267,820 issued and outstanding               72,678
         Additional paid-in capital                                   6,193,893
         Accumulated deficit                                         (3,996,359)
         Less treasury stock, at cost, 1,097,234 of
            common shares                                            (1,729,742)
                                                                    -----------
              Total stockholders' equity                                587,600
                                                                    -----------

                                                                    $ 1,316,825
                                                                    ===========

       See accompanying notes to these consolidated financial statements.




                                AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                             For the Three Months                    For the Nine Months
                                              Ended December 31,                      Ended December 31,
                                           1997                1996                1997                1996
                                           ----                ----                ----                ----
REVENUE:
   Oil and gas sales                   $   192,308         $   223,235         $   540,130         $   542,801
   Operator fees                             - 0 -               1,500               2,500               4,500
                                       -----------         -----------         -----------         -----------
       Total revenue                       192,308             224,735             542,630             547,301

EXPENSES:
   Oil and gas production costs            123,486             106,434             339,755             285,090
   Exploration expenses, dry holes
       and abandonments                    110,671                - 0-             114,798               - 0 -
   General and administrative              105,464             160,619             348,387             405,070
   Depreciation, depletion and
       amortization                         32,700              40,000              94,700             101,000
   Provision for impairment of oil
       property                              - 0 -               - 0 -           2,275,440               - 0 -
                                       -----------         -----------         -----------         -----------
                                           372,321             307,053           3,173,080             791,160

LOSS FROM OPERATIONS                      (181,013)            (82,318)         (2,630,450)           (243,859)

OTHER (INCOME) AND EXPENSE:
   Equity in loss of Bishop Capital
       Corporation                           - 0 -             170,796              95,263             404,223
   Interest expense                         15,931              21,072              63,893              48,117
   Gain on sale of oil and gas
       properties                          (92,451)              - 0 -             (92,451)              - 0 -
                                       -----------         -----------         -----------         -----------
                                           (76,520)            191,868              66,705             452,340
                                       -----------         -----------         -----------         -----------

LOSS BEFORE INCOME
   TAXES                                  (103,493)           (274,186)         (2,697,155)           (696,199)

DEFERRED INCOME TAX
   BENEFIT                                   - 0 -              95,400             232,000             251,400
                                       -----------         -----------         -----------         -----------

NET LOSS                               $  (103,493)        $  (178,786)        $(2,465,155)        $  (444,799)
                                       ===========         ===========         ===========         ===========






                     See accompanying notes to these consolidated financial statements.

                                                  - 3 -

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                                   (Unaudited)

                                    For the Three Months    For the Nine Months
                                     Ended December 31,      Ended December 31,
                                      1997       1996         1997        1996
                                      ----       ----         ----        ----

NET LOSS PER SHARE:
   Common stock                    $ ( .01)    $ ( .06)    $ ( .23)     $ ( .10)
                                   =========   =========   =========   =========
   Class B common Stock            $ ( .01)    $ ( .04)    $ ( .21)     $ ( .02)
                                   =========   =========   =========   =========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Common stock                    3,615,770   3,296,942   3,615,770   3,013,746
                                   =========   =========   =========   =========
   Class B common stock            7,267,820   7,717,820   7,267,820   7,267,820
                                   =========   =========   =========   =========






        See accompanying notes to these consolidated financial statements




                         AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                       For the Nine Months
                                                                        Ended December 31,
                                                                       1997           1996
                                                                       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(2,465,155)   $  (444,799)
       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation, depletion and amortization                      94,700        101,000
          Equity in loss of Bishop Capital Corporation                  95,263        404,223
          Deferred income tax benefit                                 (232,000)      (251,400)
          Provision for impairment of oil and gas properties         2,275,440          - 0 -
          Issuance of treasury shares for services                       5,000          - 0 -
          Changes in operating assets and liabilities:
              (Increase) decrease in:
                 Oil and gas sales receivable                           24,739        (70,041)
                 Other assets                                           16,230          3,051
              Increase (decrease) in:
                 Payable to Class B shareholder                         32,894        (20,704)
                 Payable to Bishop Capital Corporation                   - 0 -        (21,809)
                 Accounts payable and accrued expenses                 (58,744)       (83,237)
                                                                   -----------    -----------
          Net cash provided by (used in) operating activities         (211,633)      (383,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and development costs for oil and gas properties        (38,672)      (649,393)
   Proceeds from sale of oil and gas properties                        347,806)         - 0 -
                                                                   -----------    -----------
       Net cash provided by (used in) investing activities             309,134       (649,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                             68,648        803,866
   Principal payments on borrowings                                   (294,524)      (134,522)
   Proceeds from private placement of common stock                        - 0-        680,000
   Private placement offering costs                                     (6,800)       (37,400)
                                                                   -----------    -----------
       Net cash provided by (used by) financing activities            (232,676)     1,311,944

Net increase (decrease) in cash                                       (135,175)       278,835

Cash, beginning of period                                              136,267            275
                                                                   -----------    -----------

Cash, end of period                                                $     1,092    $   279,110
                                                                   ===========    ===========


            See accompanying notes to these consolidated financial statements.


                                       - 5 -




                      AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       CONTINUED
                                      (Unaudited)

                                                                      For the Nine Months
                                                                       Ended December 31,
                                                                       1997        1996
                                                                       ----        ----
Supplemental Information:
   Cash paid for interest                                            $   63,893   47,598
                                                                     ==========   ======

Supplemental Disclosure of Noncash Investing and Financing
   Activities:
       Debt incurred for acquisition of oil and gas properties       $   12,425   - 0 -
       Spin-off of Bishop Capital Corporation to common
          shareholders                                                1,595,190   - 0 -
       Exchange of receivable for interest in oil and gas property       22,500   - 0 -
       Issuance of common stock for property acquisition services                 16,250









           See accompanying notes to these consolidated financial statements.


                                          - 6 -

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of operations and cash flows for the three and six month periods ended December 31, 1997 and 1996. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation in 1997. The reclassifications had no effect on the 1996 net loss.

2. Spin-off of Bishop Capital Corporation

In November 1996, the Company's Board of Directors agreed to a pro rata distribution of the outstanding common stock of Bishop Capital Corporation ("Bishop"). The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of Bishop's shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. Accordingly, the consolidated statements of operations for the six months ended December 31, 1997 only include the Company's equity in the loss of Bishop for the period from April 1, 1997 through June 20, 1997.

3. Note Payable

The Company has a line-of-credit with a bank which provides for interest at the prime rate plus 1% (9.5% at December 31, 1997). Borrowings under the line-of-credit are collateralized by producing oil and gas properties. The Company executed an amendment to the line-of-credit on December 29, 199. The note is due March 13, 1998.

4. Net Loss Per Share

The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock was not entitled to participate in any distribution of Bishop's shares which occurred on June 20, 1997. Accordingly, the common shares were allocated 100% of Bishop's loss through June 20, 1997 and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTINUED
                                   (Unaudited)

5. Payable to Class B Stockholder

The payable to Class B stockholder includes borrowings since April 1, 1997, of $53,500 of which $43,500 was repaid during the nine months ended December 31, 1997. The Company also entered into two transactions to purchase additional interests in oil and gas properties owned by the Class B stockholder in exchange for cash of $26,500, an exchange of a $22,500 receivable due from the Class B stockholder and a $25,000 non-interest bearing note for equipment payable upon sale of the property or abandonment of the lease. The note was recorded at the present value of $12,425 based on a discount factor of 15% over the expected life of the well.

6. Impairment of Oil and Gas Properties

The Company's proved oil and gas reserve estimates were re-evaluated as of September 30, 1997 using updated well and reservoir engineering data. Based on this information and other factors, the Company's estimated proved reserves on a BOE (barrel of oil equivalent) basis decreased from 2,119,000 BOE at March 31, 1997 to 429,000 BOE at September 30, 1997 (after giving effect to the sale of the Lake Hatch property discussed in Note 7). As a result of the re-evaluation of the proved reserves and other factors, an impairment loss of $2,275,440 was recorded to reflect the fair value of the oil and gas properties at September 30, 1997.

7. Sale of Lake Hatch oil and gas property

On October 3, 1997, the Company sold its Lake Hatch oil and gas property realizing net proceeds of $423,691 of which $250,000 was used for principal reduction on the bank line-of-credit. The Company realized a net gain of $92,451 on the sale. The Company used another $30,000 of such proceeds to repay a portion of the payable to the Class B stockholder.

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

Results of Operations

Three Months Ended December 31, 1997 Compared to 1996

The Company's oil and gas sales revenue decreased by $31,000 or 14% in the quarter ended December 31, 1997 compared to the corresponding quarter in 1996. The primary factor in the decrease is attributed to the sale of the Lake Hatch property referred to in note 7 to the financial statements. In the comparable quarter of 1996 the revenues associated with this property were $30,000. The production volume for oil decreased 18% and natural gas production volume decreased 4% in the current quarter compared to the corresponding quarter in 1996. The average sales price of oil decreased 26% and the average sales price of natural gas increased 10% for quarter ended December 31, 1997 compared to the corresponding quarter in 1996.

The production volumes and average sales prices during the periods were as follows:

                                                    Three Months Ended
                                                        December 31,
                                                     1997         1996

           Oil production (barrels)                  3,430         4,175
           Average sales price per barrel           $17.33       $ 23.34

           Natural gas production (mcf)             60,733        63,236
           Average sales price per mcf              $ 2.19       $  1.99


Oil and gas production costs were comparable in the quarter ended December 31, 1997 compared to the corresponding quarter in 1996. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $7.80 compared to $7.37 for the comparable quarter of 1996.

General and administrative expenses decreased by $55,000 or 34% for the quarter ended December 31, 1997 compared to the corresponding quarter in 1996 and is due primarily to decreases in consulting and accounting fees.

Depreciation, depletion and amortization expense decreased by $7,000 or 18% in the current quarter compared to the corresponding quarter in 1996 due to decreased production volume, lower volume because of the sale of the Lake Hatch property and the write-down of the amortizable cost base and a decrease in the estimated proved reserves in the second quarter.

Exploration, dry holes and abandonments increased by $110,000 resulted from the unsuccessful drilling of the Commonwealth of Kentucky #7 development well.

Since the distribution of Bishop Capital Corporation shares related to the spin-off was completed in June 1997, the operations of Bishop subsequent to the distribution date are no longer included in the Company's consolidated statement of operations.

Interest expense decreased by $5,000 or 24% for the current quarter of 1997 over the corresponding quarter of 1996 due to a lower average amount of debt outstanding.

Nine Months Ended December 31, 1997 Compared to 1996

The Company's oil and gas sales revenue was relatively constant for the nine months ended December 31, 1997 compared to the corresponding period in 1996. Production volumes for oil increased by 4% and natural gas increased by 5% in the current period compared to the corresponding period in 1996. The average sales price of oil decreased 16% and the average sales price of natural gas increased by 5% in the nine month period ended December 31, 1997 compared to the corresponding period in 1996.

The production volumes and average sales prices during the periods were as follows:

                                                   Nine Months Ended
                                                      December 31,
                                                   1997         1996

   Oil production (barrels)                       13,983       12,487
   Average sales price per barrel                 $17.97      $ 21.38

   Natural gas production (mcf)                  164,751      157,172
   Average sales price per mcf                    $ 1.83      $  1.75

Oil and gas production costs increased $54,000 or 19% in the nine months ended December 31, 1997 compared to the corresponding period in 1996 due to $5,000 for repairs on the Ohio River #1 gas stripping plant and $5,700 on the reworking of the Lake Hatch salt water disposal well. The balance of the increase represents increased production costs not attributable to any one factor. Production costs per BOE for the nine months ended December 31, 1997 were $8.36 (including $.39 per BOE for the Ohio River #1 and Lake Hatch repair costs) compared to $7.23 for the comparable period in 1996.

General and administrative expenses decreased $57,000 or 14% between the nine months ended December 31, 1997 and the corresponding period in 1996. The principal reason for the reduction is decreased consulting and accounting fees.

Depreciation, depletion and amortization expense in the current nine month period was comparable to the 1996 period after considering the decrease attributable to the Lake Hatch property sold.

The provision for impairment of oil and gas properties of $2,275,440 in the current nine month period resulted from management analyzing and evaluating the loss of proved undeveloped reserves resulting from the unsuccessful drilling of the Commonwealth of Kentucky #7 development well and re-engineering of producing properties with current operating data.

The equity in loss of Bishop  decreased  by $309,000 or 76% in the current  nine
month  period  compared  to  the  corresponding   period  in  1996  due  to  the
distribution in June 1997 of Bishop's shares related to the spin-off.

Interest expense increased by $16,000 or 32% for the nine months ended December 31, 1997 over the corresponding period in 1996 due to a higher average amount of debt outstanding.

FINANCIAL CONDITION

At December 31, 1997, the Company had a working capital deficit of $556,000.

As a result of the Lake Hatch property sale in October 1997 in which a net gain of approximately $92,000 was realized, the Company's future net cash flow from oil and gas operations will decrease approximately $3,800 per month. The Company also made a $250,000 principal reduction on the bank line-of-credit from the net proceeds of $424,000 received from the sale.

The following summary table reflects the Company's cash flows for the nine months ended December 31, 1997 and 1996:

                                                        Nine Months Ended
                                                           December 31,
                                                       1997            1996
                                                    ----------      ----------
Net cash used in operating activities               $ (211,000)     $ (384,000)
Net cash provided by (used in) investing activities    309,000)       (649,000)
Net cash provided (used in) by financing activities   (233,000)      1,312,000

Net cash used in operating activities decreased to $211,000 for the nine months ended December 31, 1997 compared to $384,000 for the nine months ended December 31, 1996 due primarily to an decrease in accounts payable and notes payable in the 1997 period as compared to the 1996 period.

Net cash provided by investing activities of $309,000 for the nine months ended December 31, 1997 resulted from sales of DJ Basin wells to unrelated third parties combined with the sale of the Lake Hatch property offset by the acquisition of additional working interests in the Ohio River #1 and Sparkle #1 from a major Class B stockholder offset by. Net cash used in investing activities of $649,000 for the nine months ended December 31, 1996 resulted from the acquisition of additional working interests in producing oil and gas properties in the Denver- Julesburg Basin from unrelated third parties and a major Class B shareholder.

Net cash used in financing activities of $233,000 for the nine months ended December 31, 1997 resulted from borrowings of $53,500 from a major Class B shareholder offset by principal payments on borrowings of $294,000 and Nasdaq listing fees of $7,000 for the issuance of additional shares relating to the private placement. Net cash provided by financing activities of $1,312,000 for the nine months ended December 31, 1996 resulted from borrowings of $704,000 from a bank, $100,000 from Bishop Capital Corporation offset by principal payments on borrowings of $135,000. In addition, the Company received net proceeds of $643,000 from the private placement of common stock.

In December, 1997, the Company extended its existing credit agreement with Vectra Bank DTC Branch (formerly know as Professional Bank). As of December 31, 1997, approximately $540,000 was outstanding under such credit agreement, all of which is due to be repaid on March 12, 1998. The Company will not have sufficient funds generated by operations to repay the outstanding balance on March 13, 1998. The Company is seeking replacement financing, but there can be no assurance that the credit agreement will be extended or that sufficient new financing will be available at such time. Failure by the Company to timely extend the credit agreement or repay the amounts outstanding when due would have a material adverse impact on the Company's operations and financial condition.

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

A comprehensive review of the Company reserves was conducted by management as a result of unsuccessful drilling results (i.e.,Commonwealth of Kentucky #7 well) and the six months operating history from April 1, 1997 to September 30, 1997 on the Company's producing properties. The results of the updated reserve evaluation are as follows:

                 Proved Developed                       Proved Undeveloped
                  Reserves As Of                          Reserves as of
               3/31/97      9/30/97     Reduction      3/31/97       9/30/97     Reduction
Gas (mcf)     3,250,000    1,452,000   (1,798,000)    1,293,000      386,000     (907,000)
Oil (bbls)      368,000      115,000     (253,000)      993,000        7,000     (986,000)
BOE basis       910,000      357,000     (553,000)    1,209,000       72,000   (1,137,000)


                                     - 12 -

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

On a BOE equivalent basis, there was a 94% reduction in proved undeveloped reserves of which 82% was attributed to the unsuccessful Commonwealth of Kentucky #7 development well on the Diamond Island River Prospect under the Ohio River in Henderson County, Kentucky. The remaining 12% reduction was attributed to re-engineering the projected total recoverable reserves of the undrilled acreage on the Sistersville Prospect in West Virginia.

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

          None

Item 3. Default Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          American River's Chairman of the Board of Directors, Karlton Terry, has informed the Company that he is negotiating with a private party to sell all of the shares of Class B Common Stock held by him, together with all shares of Class B Common Stock held by KTOC and a charitable organization founded by him, representing an aggregate of 5,228,000 shares of Class B Common Stock. The holders of Class B Common Stock are entitled generally as a single class with the holders of the Common Stock and, accordingly, a sale of such Class B Common Stock by Mr. Terry and KTOC would constitute a change in control of the Company. No definitive agreement with respect to such sale has been reached however, and the Company cannot predict whether any such agreement will be reached or the timing of any such sale if an agreement is reached. Moreover, Mr. Terry has informed the Company that the status of such negotiations is such that it is uncertain whether all or only a portion of the shares held by him and such other parties would be sold if an agreement is reached.

Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits

               Exhibit 27. Financial Data Schedule (submitted only in electronic format)

          b. Reports on Form 8-K

               None

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN RIVERS OIL COMPANY
                                          (Registrant)


Date: February 13, 1998                   By:  /s/ Richard E. Westerberg
                                             -----------------------------------
                                             Richard E. Westerberg
                                             President
                                             (Principal Executive Officer)


Date: February 13, 1998                   By:  /s/ Jubal Terry
                                             -----------------------------------
                                             Jubal Terry
                                             Vice President and Acting
                                             Chief Financial Officer
                                             (Principal Financial Officer)