Form 10KSB
period 1998-03-31
AMERICAN RIVERS OIL CO
filed 1998-06-29
CIK 353601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________to________________

Commission file number: 0-10006

                           AMERICAN RIVERS OIL COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Wyoming                                             84-0839926
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

700 East 9th Avenue, Suite 106, Denver, CO                           80203
------------------------------------------                        ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1998 were $657,976.

The aggregate market value of the voting Common Stock held by non-affiliates based on the last sale price in the over the counter market as quoted on the OTC Bulletin Board as of June 26, 1998 was $296,177. The number of shares outstanding of the issuer's Common Stock as of March 31, 1998 was 3,615,770. The number of shares outstanding of the issuer's Class B Common Stock as of March 31, 1998 was 7,267,820.

Documents incorporated by reference:  None

           Transitional Small Business Disclosure Format (Check one):
                                 Yes      No  X
                                    -----   -----

                                     PART I

The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, all statements regarding the Company's expected future financial position, results of operations, business strategy, plans or objectives of management. In addition, such forward looking statements include, without limitation, statements containing words such as "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, no assurance can be given that such expectations will prove to have been correct, and actual results may differ materially from those described or implied in such forward looking statements. Factors that could cause the Company's actual results to differ from the expectations reflected in forward-looking statements include the risks of operating in a competitive environment, the market for the Company's products, the market for the Company's properties, changes in interest and inflation rates, and the ability to develop the Company's reserves.

Item 1.  Business
         --------

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

Prior to and in connection with the Transaction described above, Metro transferred to Bishop Capital Corporation ("Bishop") (formerly Bishop Cable Communications Corporation), a wholly-owned subsidiary, all of the Company's assets except for $700,000 cash and its working interest in an insignificant oil property. These transferred assets, together with Bishop's previously owned assets, and were operated autonomously by the prior management of Metro who became officers and directors of Bishop pursuant to the terms of separate five-year Operating and Voting Agreements. Since the Company did not exercise control over Bishop's operations, the investment was accounted for by the equity method prior to the distribution of the outstanding stock of Bishop to the Company's shareholders in June 1997. The terms of the Metro/KTOC Transaction also provided that the shares of Bishop owned by the Company would be distributed to the Company's common shareholders within 36 months of the Transaction date and that the holders of the Company's Class B Common stock would not participate in the distribution. On November 8, 1996, the Company's Board of Directors authorized a spin-off distribution of Bishop's Common Stock as a partial liquidating dividend to the Company's common shareholders of record on November 18, 1996 on the basis of one share of Bishop Common Stock for four shares of the Company's Common Stock. The distribution occurred on June 20, 1997.

At March 31, 1998, the Company had two full-time employees.

Operating Strategy
------------------

Subsequent to March 31, 1998, the Company has sold a significant portion of its producing properties to meet its current obligations. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with a substantial, stable company. The Company is currently negotiating with a candidate; however, no definitive agreement with respect to any acquisition has been reached. Accordingly, the Company cannot predict whether any agreement may be reached, the timing of the contemplated transaction or the results of the transaction if any agreement is reached.

Markets
-------

The three principal products currently produced and marketed by the Company are crude oil, natural gas and natural gas liquids. The Company does not currently use commodity futures contracts or price swaps in the marketing of its natural gas and crude oil.

Crude oil produced from the Company's properties is generally sold by truck or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). Currently, the three primary purchasers of the Company's crude oil are Farm Bureau, Total Petroleum and American Refining Company. Together these three purchasers account for more than 80% of the Company's annual crude oil sales. The market for the Company's crude oil is competitive. The Company does not believe that the loss of one of its primary purchasers would have a material adverse effect on the Company's business because other arrangements could be made to market the Company's crude oil products. The Company does not anticipate problems in selling future oil production since purchases are made based on then-current market conditions and pricing. However, oil prices are subject to volatility due to several factors beyond the Company's control including political turmoil, domestic and foreign production levels, OPEC's ability to adhere to production quotas and possible governmental control or regulation.

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

Regulations are subject to future changes by legislative and administrative action and by judicial decisions, which may adversely affect the petroleum industry. In the past few years legislation has been adopted that increases the authority granted to the Colorado Oil and Gas Conservation Commission to issue regulations pertaining to surface damages, health and safety matters and environmental issues. Additionally, certain municipalities have either proposed or adopted regulations that affect oil and gas operations within their city limits. At the present time, it is impossible to predict what effect current and future proposals or changes in existing laws or regulations will have on the Company's operations, estimates of oil and natural gas reserves, or future revenues.

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

Regulation of Production. In most areas in which the Company may conduct activities in the United States, there may be statutory provisions regulating the production of oil and natural gas, and under which state administrative agencies may promulgate rules in connection with the operation of both oil and gas, and/or establish allowable rates of production. For wells in which the Company owns an interest, such rules may restrict the oil and gas production rate to below the rate such wells could produce in the absence of such regulations.


Environmental Regulations. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. In drilling river prospects, the reservoir and the bottom hole locations of the well bores are deep enough and far enough under the river (a 4" to 9" diameter hole at depths between 1,500 and 8,000 feet deep) that they will have no effect on the river or the river bottom. The Company's surface location will be no closer to the river than the vertical wells which have heretofore been drilled, and therefore the Company has no increased liability, regulation, or obligation over vertical wells which have locations near rivers. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and/or impose substantial liabilities for pollution or in offshore waters or submerged lands. Future regulations may impose additional restrictions on the Company's activities. It is impossible to predict if, or in what form, the regulations will be adopted and hence their potential impact upon the Company's operations.

State Regulation. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and/or reports concerning operations.

Operations of Bishop
--------------------

As previously discussed, Bishop was operated autonomously by the previous management of the Company pursuant to the terms of separate five-year Operating and Voting Agreements which terminated upon the distribution of Bishop's Common Stock on June 20, 1997.


Item 2.  Properties
         ----------

The Company's principal reserves and producing properties are oil and gas properties located in Colorado, Kentucky, and West Virginia. All of the producing properties in Colorado are pledged as collateral for a line of credit from a bank and all of the Colorado properties were sold in June 1998.

Reserves
--------

Information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is included in Note 14 of Notes to Consolidated Financial Statements.

Since April 1, 1996, the Company has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

Production
----------

The following table sets forth information with respect to the Company's oil and gas production, average sales prices and average production costs for the two years ended March 31, 1998:

                                                         1998             1997
                                                       --------         --------
     Quantities Produced and Sold
          Oil (barrels (Bbls))                           17,039           16,236
          Natural Gas (Mcf)                             197,864          192,837

     Average Sales Prices
          Oil  (per Bbl)                               $  17.05         $  21.53
          Natural Gas (per Mcf)                        $   1.84         $   2.11

     Average Production Cost per BOE (1)               $   8.17         $   8.15

-----------

     (1) Production units were converted to common units of measure using a conversion ratio of six Mcf of natural gas equals one barrel of oil equivalent (BOE). Production costs exclude depreciation and depletion associated with oil and gas properties.

Productive Wells
----------------

The following summarizes the Company's total gross and net productive wells at March 31, 1998 all of which are in the United States:

                                                      Productive Wells (1)
                                                   --------------------------
                                                   Gross (2)          Net (3)
                                                   ---------          -------

                  Oil                                 30                8.9
                  Gas                                 52               19.13
                                                      --               -----

                       Totals                         82               28.03
                                                      --               -----

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

Developed and Undeveloped Acreage
---------------------------------

At March 31, 1998, the Company held acreage as set forth below. All of the developed acreage in Colorado is subject to a lien securing a line of credit from a bank and a portion of the undeveloped acreage in Kentucky is subject to a production payment.

                              Developed Acreage (1)     Undeveloped Acreage (2)
                              ---------------------     -----------------------
                              Gross (3)     Net (4)     Gross (3)      Net (4)
                              ---------     -------     ---------      -------
     Colorado                  3,280.0       525.0       3,480.0       1,475.0
     Indiana                       0.0         0.0         424.0         424.0
     Kentucky                    100.0        21.9       1,996.0       1,669.7
     West Virginia               153.0        76.5       1,692.0         846.0
                               -------       -----       -------       -------
        Totals                 3,533.0       623.4       7,592.0       4,414.7
                               =======       =====       =======       =======

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

Drilling Activity
-----------------

The Company's drilling activity for the years ended March 31, 1998 and 1997 are set forth below:

                                                1998                  1997
                                          --------------       -----------------
                                          Gross      Net       Gross        Net
                                          -----      ---       -----        ---
Exploratory Wells:
     Productive                             0        0.00        0          0.00
     Dry                                    0        0.00        1         .1788
                                            -        ----        -        ------
                                            0        0.00        1         .1788
                                            =        ====        =        ======

Development Wells:
      Productive                            0        0.00        0          0.00
      Dry                                   1        0.75        0          0.00
                                            -        ----        -        ------
                                            1        0.75        0          0.00
                                            =        ====        =        ======



Present Activities
------------------

The Company is considering selling some of its properties to reduce its bank debt. Oil and gas prices are extremely depressed, and the Company is considering merger possibilities with other business entities having more sustained cash flow with less price volatility relating to its product. Subsequent to March 31, 1998 the Company sold a significant portion of its producing properties and used the proceeds to retire debt. See Item I, Business, Operating Strategy, above.

Item 3.  Legal Proceedings
         -----------------

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1998.



                                    PART II
                                    -------

Item 5. Market for the Company's Common Stock and Related Stockholder Matters
        ---------------------------------------------------------------------

Common Stock
------------

Until December 1997 the Company's common stock was traded on the Nasdaq Stock Market, SmallCap. Since December 1997 the Company's common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AROC." The following table shows the high and low bids for the common stock of the Company for the periods indicated as furnished by Nasdaq. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not reflect actual transactions.

              QUARTER ENDED                          HIGH BID           LOW BID
              -------------                          --------           -------

                03/31/95                              $1.12             $  .75
                06/30/95                               1.19                .75
                09/30/95                               2.38               1.00
                12/31/95                               2.38               1.50
                03/31/96                               1.75               1.25

                06/30/96                               1.63               1.13
                09/30/96                               1.88               1.38
                12/31/96                               1.88               1.13
                03/31/97                               1.56                .94

                06/30/97                               1.50                .56
                09/30/97                                .81                .44
                12/31/97                                .69                .11
                03/31/98                                .25                .05

As of March 31, 1998 there were approximately 2,010 holders of record of the Company's Common Stock.

Class B Common Stock
--------------------

The Class B Common Stock, which is not traded in any public trading market, was issued in connection with the Transaction described in Item 1 and has all of the rights of currently issued and outstanding shares of the Company's Common Stock except that the Class B Common Stock was not entitled to participate in the June 20, 1997 distribution of shares of Bishop Capital Corporation. A portion of the Class B Common Stock is convertible on a one-for-one share basis into the Company's Common Stock commencing June 1998 with all of the Class B Common Stock being convertible into Common Stock commencing in December 1998.

As of March 31, 1998, there were 20 holders of record of the Company's Class B Common Stock.

Dividends
---------

The Company has paid no dividends on its Common Stock or Class B Common Stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. At March 31, 1998 the Company was not permitted to pay dividends pursuant to the bank credit agreement.


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

The audited consolidated statements of operations and cash flows for the years ended March 31, 1998 and 1997 include the operations of the unconsolidated operations of Bishop Capital Corporation using the equity method of accounting until it was distributed on June 20, 1997. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

The Company's revenues were $658,000, a decrease of $105,000 for the fiscal year ended March 31, 1998 from $763,000 in fiscal 1997. The Company's net loss for fiscal 1998 increased by $2,014,000 to $2,950,000 from a net loss of $936,000 for fiscal 1997. As further described below, of the Company's $2,950,000 loss in 1998, $2,567,000 is represented by a charge for impairment to the Company's proved reserves, and $95,000 represents the Company's equity in the loss incurred by Bishop Capital Corporation, the Company's subsidiary that was spun-off on June 20, 1997. All losses incurred by Bishop during 1998 were funded from Bishop's operations and not from the Company. The Company sold its interest in a producing property in Louisiana, the Lake Hatch prospect, and realized a gain of $92,000. The Company also recognized deferred tax benefits in the amount of $232,000; principally arising from the impairment loss. As further described below, of the Company's loss from operations in fiscal 1998, approximately $50,000 consists of isolated expenses associated with the filing of registration statement relative to the resale of 1,733,815 of the Company's issued outstanding common shares which has not become effective. The Company, along with the entire industry, sustained a significant decrease in the price of crude oil in the range of $4.00 per barrel while operating expenses remained relatively constant. Such revenue or expense changes are not fully within the control of management and the Company's ability to realize revenues is subject to many contingencies, such as fluctuations in oil and gas prices, regulatory changes and other events beyond the Company's control. Accordingly investors are urged to be cautious in considering the forward-looking statements contained in this paragraph and elsewhere herein.

Fiscal 1998 Compared to Fiscal 1997

The Company's oil and gas sales decreased by $102,000 in fiscal 1998 due to a decrease in the price of crude oil and natural gas. The decreased pricing contributed approximately $127,000 of the change which was offset by increased production of $25,000 resulting in a net change of $102,000 for the fiscal year.

The production costs remained relatively constant, increasing $14,000 in fiscal 1998 compared to 1997.

General and administrative expenses decreased approximately $117,000 in fiscal 1998 compared to 1997 principally because of fiscal 1997 professional fees associated with merger negotiations with Opon Development Company and other professional fees, which were not present in 1998.

In fiscal 1998, the Company conducted a comprehensive review of its reserves as a result of the unsuccessful drilling results of the Kentucky well and in connection with the fiscal year end. The results of the reevaluation of the Company's reserves, on a BOE equivalent basis, resulted in a 94% reduction of proved developed and undeveloped reserves, of which 16% was attributable to the Lake Hatch property sale. Upon completion of the reevaluation, the Company recorded an impairment loss of $2,567,440 to reflect the fair value of the oil and gas properties at March 31, 1998.

Depletion increased by approximately $212,600 in fiscal 1998 compared to 1997. The increase principally arises from the change in the estimated recoverable reserves as discussed in the preceding paragraph.

Equity in the loss of Bishop Capital Corporation decreased by approximately $429,000 in fiscal 1998 from fiscal 1997 because the Company did not have an equity interest in Bishop after June 20, 1997.

The gain on the sale of oil and gas properties increased by $92,000 as no properties were sold in fiscal 1997.

Deferred tax benefits totaling $232,000 increased by approximately $213,000 arising from the impairment loss recorded in fiscal 1998 while 1997 deferred tax benefits amounted to $19,000.

The production volumes and average sales prices for the years ended March 31, 1998 and 1997 were as follows:

                                               1998          1997
                                               ----          ----

           Oil production (Bbls)               17,039         16,236
           Average sales price (per Bbl)   $    17.05    $     21.53

           Natural gas production (mcf)        197,864       192,837
           Average sales price (per mcf)   $      1.84   $      2.11

Production volumes were relatively constant while prices declined. The average sales price of crude oil decreased 21% per barrel and gas decreased 13% per MCF.


Financial Condition
-------------------

At March 31, 1998, the Company's working capital amounted to $30,000. The Company entered into an agreement to sell certain of its properties to reduce its bank debt realizing proceeds of approximately $900,000 in June 1998. The Company is currently negotiating a merger which is integral to the Company's ability to continue operations.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1998:

                                                     1998         1997
                                                     ----         ----

       Net cash used in operating activities      $(228,900)   $(444,300)
       Net cash provided by (used in) investing
           activities                               355,500     (262,400)
       Net cash provided by (used in) financing
           activities                              (242,800)     842,700

Net cash used in operating activities increased in fiscal 1998 compared to fiscal 1997 due to decreased costs and expenses associated with the Opon merger negotiations and a general decrease in other general and administrative expenses.

Net cash provided by investing activities of $335,500 in fiscal 1998 principally resulted from the sale of the Lake Hatch property which generated $424,000. Net cash used in investing activities of $109,800 in fiscal 1998 resulted primarily from the drilling of a dry development well. In addition, the Company borrowed $53,500 from a major Class B Common shareholder. The Company repaid $43,500 of the borrowing to the major Class B Common shareholder.

The Company raised $680,000 in two private placements of Common Stock in fiscal 1997. Proceeds of those sales were used to retire debt, purchase Denver-Julesburg ("D-J") wells, drill the Lake Hatch #7 well and to bring the Sparkle #1 well into production.

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

Item 8.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

     None.

                                    Part III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     a. Identification of Directors and Executive Officers

     The following are the directors and executive officers of the Company at March 31, 1998:

            Name                Age                      Office
            ----                ---                      ------

     Karlton Terry               44           Chairman of the Board, President
                                              and Chief Executive Officer

     Denis Bell                  63           Director


     Richard E. Westerberg       45           Director


     Michael Humphries           41           Director

     Karlton Terry. Mr. Terry is a graduate of the University of Colorado with postgraduate work at Brown University and has 17 years experience in the oil and gas business. He began his career as a landman for Samuel Gary Oil Producer, and formed and was president of Leed Petroleum Corporation, which was subsequently sold to Burma Oil of England. After the sale of Leed, he was president of Karlton Terry Oil Company for twelve years.

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

     Richard E. Westerberg. Mr. Westerberg, has extensive experience in the oil and gas business and served as the Executive Vice-President of Cody Energy, Inc. a privately held oil and gas company located in the Denver area from 1993 to 1996. From 1996 to September 1997 he pursued private investment activities. From October 1997 to February 1998 Mr. Westerberg served as President of the Company. Mr. Westerberg resigned as President of the Company when the drop in oil prices reduced the Company's revenues. Mr. Westerberg is currently pursuing private investing activities. He is a Certified Petroleum Engineer and holds a degree from the Colorado School of Mines.

     Michael E. Humphries. Mr. Humphries has spent 16 years working in the international oil and gas arena. Having begun his career at Britoil Plc., he has extensive experience of structuring and financing international upstream transactions, particularly in countries of high political risk. His career includes periods at Samuel Montagu & Co., NatWest Markets and the highly regarded consulting firm of Petroleum Finance. In his present role as a Senior Vice President at Rothschild Natural Resources LLC ("RNR") based in Washington DC, he has responsibility for Rothschild's oil and gas activities in North America. RNR is the specialist natural resources group within the Corporate Finance Department of N.M. Rothschild & Sons, one of the oldest surviving independent merchant banks in the world. RNR's activities encompass cross-border mergers and acquisitions, project finance advisory, general corporate finance activity, and privatization advice.

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

         Not applicable

     d. Involvement in Certain Legal Proceedings

         Not applicable

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership with the SEC and Nasdaq. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1998, its executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

Item 10.  Executive Compensation
          ----------------------

     a. Summary Compensation Table

     The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1998, 1997 and 1996. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1998.

                                                                      Long Term
                                Annual Compensation              Compensation Awards
                    ---------------------------------------   ------------------------
Name and Principal                             Other Annual     Restricted    Options
Position            Year    Salary     Bonus   Compensation   Stock Award ($) SARS (#)
--------            ----    ------     -----   ------------   --------------- --------
Karlton Terry       1998   $118,749   $  --     $     --       $      --       --
President, Chief    1997   $125,000      --           --              --       --
Executive Officer   1996   $ 52,083
and Director (1)


     (1) Karlton Terry became Chief Executive Officer on December 8, 1995.

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the years ended March 31, 1998, 1997 and 1996.

     b. Option/SAR Grants Table
     There were no individual grants of options or stock appreciation rights ("SARs") granted to the Chief Executive Officer during the year ended March 31, 1998.

     c. Aggregated Option Exercise and Fiscal Year-End Option Value Table

     There were no exercises of stock options by the Chief Executive Officer in fiscal 1998. (See footnotes (1) and (2) under Item 10(a)). The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of March 31, 1998 and their values at such date. There are no SARs outstanding at March 31, 1998.

                          Number of Securities                 Value of
                         Underlying Unexercised       Unexercised In-the-Money
                         Options at FY-End (#)        Options at FY-End ($)(1)
                      ---------------------------    ---------------------------
        Name          Exercisable   Unexercisable    Exercisable   Unexercisable
        ----          -----------   -------------    -----------   -------------

Robert E. Thrailkill    120,000          --               --             --

     (1) On March 31, 1998, the last reported bid price of the Common Stock as quoted on the Nasdaq Bulletin Board was $.13 per share. Value is calculated on the basis of the difference between the option price and $.13 multiplied by the number of shares of Common Stock granted at that option price. The exercise prices for the various options granted are $1.65 (25,000 options), $.68 (50,000 options) and $1.38 (45,000 options). At March 31, 1998, the last reported bid price was lower than the exercise prices of $1.65 (25,000 options), $.68 (50,000 options) and $1.38 (45,000 options); therefore, no value is ascribed to those options in the above table.

     d.   Compensation of Directors

     All directors are reimbursed for their travel expenses in connection with meetings. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1998 in addition to or in lieu of the amounts stated above.

     e.   Employment    Contracts   and    Termination    of   Employment    and
          Change-in-Control Arrangements.

     In December 1995, the Company entered into an Executive Employment Agreement (the "Agreement") with Karlton Terry, the Company's President. The Agreement is for a three-year term and is renewable from year to year thereafter unless terminated prior by either party. In efforts to reduce overhead, in October 1997 the Agreement was modified to be effective January 1, 1998 for a three-year term unless terminated prior by either party. The modified Agreement called for an annual salary reduction from $125,000 per year to $100,000 per year and removed Mr. Terry's company car and club membership as compensation. Also in October 1997, to be effective January 1, 1998, the Company initiated Employment Agreements between Richard E. Westerberg as company President and Jubal S. Terry as Vice-President/Secretary for 1-year terms at salaries of $50,000 each per year. Both Mr. Westerberg and Jubal Terry resigned their positions effective February 28, 1998 with the Company agreeing to buy out each contract for $20,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     a.   Security Ownership of Certain Beneficial Owners

     The following table shows, as of March 31, 1998, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock or Class B Common Stock:

                                                          Amount and Nature
                        Name and Address of                 of Beneficial         Percent
   Title of Class        Beneficial Owner                     Ownership           of Class
   --------------        ----------------                     ---------           --------
Class B Common Stock    Karlton Terry                       5,228,022  (1)        71.9%
                        700 East 9th Avenue, Suite 106
                        Denver, CO 80203

Class B Common Stock    Jubal Terry                         1,034,353  (2)        14.2%
                        700 East 9th Avenue, Suite 106
                        Denver, CO 80203




                                                          Amount and Nature
                        Name and Address of                 of Beneficial         Percent
   Title of Class        Beneficial Owner                     Ownership           of Class
   --------------        ----------------                     ---------           --------
Class B Common Stock    Karlton Terry Oil Company           3,749,565             51.6%
                        700 East 9th Avenue, Suite 106
                        Denver, CO 80203

Common Stock            Consult & Assist                      550,000  (3)        15.2%
                        P.O. Box 9856
                        Rancho Santa Fe, CA 92067

Common Stock            LMU & Company                         480,000  (4)        13.3%
                        1200 17th Street, Suite 1000
                        Denver, CO 80202

Common Stock            Robert E. Thrailkill                  375,180  (5)        10.4%
                        716 College View Dr.
                        Riverton, WY 82501

Common Stock            Haddon, Inc.                          375,000  (6)        10.4%
                        c/o Coal Contractors
                        Gowen Mine
                        Fern Glen, PA 18241-2145

Common Stock            Francarep, Inc.                       275,000  (7)         7.6%
                        50 Av. des Champs-Elysees
                        75008 Paris, France


     (1) Includes 1,228,457 shares owned directly, 250,000 shares owned by a non-profit organization directed by Karlton Terry, and 3,749,565 shares owned indirectly through Karlton Terry Oil Company, of which Karlton Terry owns 87.5%.
     (2) Does not include any indirect ownership of shares through Karlton Terry Oil Company, of which Jubal Terry owns 12.5%.
     (3) All shares are beneficially owned by Georg Ligenbrink and includes currently exercisable options to acquire 275,000 shares of Common Stock at $1.10 per share.
     (4) Includes currently exercisable options to acquire 400,000 shares of Common Stock at $1.00 per share.
     (5) Includes currently exercisable options to acquire 120,000 shares of Common Stock. (6) Haddon, Inc. is wholly-owned by Denis Bell, a director of the Company. (7) All shares are beneficially owned by Georges Babinet.

     b. Security Ownership of Management

     The following table shows, as of March 31, 1998, management's ownership of the Company's Common Stock and Class B Common Stock:

                                                             Amount and Nature
                             Name and Address                  of Beneficial       Percent
   Title of Class          of Beneficial Owner                   Ownership         of Class
   --------------          -------------------                   ---------         --------
Class B Common Stock       Karlton Terry                       5,228,022  (1)       71.9%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203

Class B Common Stock       Denis Bell                            192,945  (3)        2.7%
                           700 East 9th Avenue, Suite 106
                           Denver, CO 80203




                                                             Amount and Nature
                             Name and Address                  of Beneficial       Percent
   Title of Class          of Beneficial Owner                   Ownership         of Class
   --------------          -------------------                   ---------         --------
Class B Common Stock      All officers and directors
                          as a group (three persons)           6,459,320            88.9%

Common Stock              Denis Bell                             375,000  (3)        9.4%
                          700 East 9th Avenue, Suite 106
                          Denver, CO 80203

Common Stock              All officers and directors
                          as a group (three persons)             375,000             9.4%

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

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     a. Certain Relationships

        Not applicable

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1998 in an amount exceeding $60,000.

     c. Transactions with Parent of Issuer

        Not applicable

     d. Transactions with Promoters

        Not applicable

                                    PART IV
                                    -------

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

     a. Exhibits

          3.1 Articles of Incorporation and Bylaws (incorporated by reference to Exhibits 2.1 and 2.2 of the Registrant's Form S-18 Registration Statement, Registration No. 2-72736-1 filed June 11,
               1981). (1)

          3.2 Articles of Incorporation and Bylaws for Metro Capital Corporation (formerly Metro Cable Corporation) reincorporated in Wyoming from Colorado effective March 31, 1992 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended March 31, 1992, File No. 0-10006). (1)

          3.3 Amendment to the Articles of Incorporation of American Rivers Oil Company (formerly Metro Capital Corporation) modifying the voting rights of the Class B Common Stock (incorporated by reference to Form 8-K dated August 9, 1996, File No. 0-10006). (1)

          10.4 1987 Stock Bonus Plan dated December 17, 1987 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended March 31, 1989, File No. 0-10006)(1)

          10.5 Asset Purchase Agreement, dated October 19, 1995 among the Registrant, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

          10.6 Operating Agreement dated November 30, 1995 among the Registrant, Karlton Terry Oil Company, Bishop Cable Communications
               Corporation, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006).
               (1)

          10.7 Management Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation and Robert E. Thrailkill (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

          10.8 Voting Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

          10.9 Executive Employment Agreement dated December 1, 1995, between the Registrant and Karlton Terry (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

         10.10 1995 Stock Option and Stock Compensation Plan as adopted on December 8, 1995 (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

          21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

          27   Financial Data Schedule (submitted only in electronic format).

          (1) Not filed herewith. In accordance with Rule 12B-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to a document previously filed with the Commission.

     b. Reports on Form 8-K


     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN RIVERS OIL COMPANY
                                     (Registrant)


Date: June 29, 1998                  By: /s/ Karlton Terry
                                        ----------------------------------------
                                        Karlton Terry
                                        President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: June 29, 1998                      /s/ Karlton Terry
                                         ---------------------------------------
                                         Karlton Terry
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)



Date: June 29, 1998                      /s/ Richard E. Westerberg
                                         ---------------------------------------
                                         Richard E. Westerberg
                                         Director




Date: June 29, 1998                      /s/ Denis Bell
                                         ---------------------------------------
                                         Denis Bell
                                         Director



Date: June 29, 1998                      /s/ Michael Humphries
                                         ---------------------------------------
                                         Michael Humphries
                                         Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----


Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - March 31, 1998.................................F-3

Consolidated Statements of Operations -
    For the Years Ended March 31, 1998 and 1997.............................F-4

Consolidated Statements of Changes in Stockholders' Equity -
    For the Years Ended March 31, 1998 and 1997.............................F-5

Consolidated Statements of Cash Flows -
    For the Years Ended March 31, 1998 and 1997.............................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
American Rivers Oil Company
Denver, Colorado



We have audited the accompanying consolidated balance sheet of American Rivers Oil Company and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Rivers Oil Company and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,949,903 for the year ended March 31, 1998. This factor, among others discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Denver, Colorado
June 23, 1998

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                            $        80
    Oil and gas sales receivable                                         80,877
    Oil and gas properties held for sale                                695,153
    Prepaid expenses and other                                           12,722
                                                                    -----------
             Total current assets                                       788,832

OIL AND GAS PROPERTIES, at cost, using successful
  efforts method:
    Proved properties                                                   336,191
    Less accumulated depreciation and depletion                        (198,880)
                                                                    -----------
             Net oil and gas properties                                 137,311
                                                                    -----------

OTHER ASSETS                                                              4,332
                                                                    -----------

TOTAL ASSETS                                                        $   930,475
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Note payable, bank                                              $   540,000
    Current maturities of long-term debt                                  7,000
    Accounts payable and accrued expenses                               156,458
    Payable to related parties                                           55,319
                                                                    -----------
             Total current liabilities                                  758,777

LONG-TERM DEBT, less current maturities                                  68,846

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 9)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.50 par value; 5,000,000
         shares authorized; no shares issued                               --
    Common stock, $.01 par value; 20,000,000
         shares authorized; 4,713,004 shares issued                      47,130
    Class B common stock, $.01 par value; 8,000,000
         shares authorized; 7,267,820 shares issued
         and outstanding                                                 72,678
    Additional paid-in capital                                        6,193,893
    Accumulated deficit                                              (4,481,107)
    Less treasury stock, at cost, 1,101,234 common shares            (1,729,742)
                                                                    -----------
             Total stockholders' equity                                 102,852
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   930,475
                                                                    ===========



       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

REVENUE:
    Oil and gas sales                                $   655,398    $   757,270
    Operator fees                                          2,578          6,000
                                                     -----------    -----------
             Total revenue                               657,976        763,270

EXPENSES:
    Oil and gas production costs                         408,594        394,364
    Exploration costs                                      5,124         78,946
    General and administrative                           475,381        559,021
    Depreciation and depletion                           296,804         84,171
    Impairment of oil and gas properties               2,567,440           --
                                                     -----------    -----------
             Total expenses                            3,753,343      1,116,502
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (3,095,367)      (353,232)

OTHER INCOME (EXPENSE):
    Gain on sale of oil and gas properties                92,451           --
    Equity in loss of Bishop Capital Corporation         (95,263)      (524,300)
    Interest expense                                     (83,724)       (78,246)
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                              (3,181,903)      (955,778)

DEFERRED INCOME TAX BENEFIT                              232,000         19,400
                                                     -----------    -----------

NET LOSS                                             $(2,949,903)   $  (936,378)
                                                     ===========    ===========

NET LOSS PER SHARE:
    Common stock                                     $      (.29)   $      (.21)
                                                     ===========    ===========

    Class B common stock                             $      (.26)   $      (.04)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Common stock                                       3,614,000      3,157,000
                                                     ===========    ===========

    Class B common stock                               7,268,000      7,268,000
                                                     ===========    ===========



       See accompanying notes to these consolidated financial statements.

                            AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                      Common Stock            Class B Common Stock
                                                ------------------------   -------------------------
                                                  Shares        Amount        Shares        Amount
                                                ----------   -----------   -----------   -----------

BALANCES, April 1, 1996                          3,953,004   $    39,530     7,267,820   $    72,678

   Issuance of common stock for cash in
       private placement, net                      680,000         6,800          --            --
   Issuance of common stock for Bishop
       Capital services                             70,000           700          --            --
   Issuance of common stock for
       acquisition of oil and gas properties        10,000           100          --            --
   Net loss                                           --            --            --            --
                                               -----------   -----------   -----------   -----------

BALANCES, March 31, 1997                         4,713,004        47,130     7,267,820        72,678

   Consummation of spin-off of Bishop                 --            --            --            --
        Capital Corporation
   Issuance of treasury stock for services            --            --            --            --
   Net loss                                           --            --            --            --
                                               -----------   -----------   -----------   -----------


BALANCES, March 31, 1998                         4,713,004   $    47,130     7,267,820   $    72,678
                                               ===========   ===========   ===========   ===========


                                     AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                     (Continued)


                                               Additional            Treasury Stock
                                                 Paid-in      --------------------------    Accumulated
                                                 Capital         Shares        Amount         Deficit          Total
                                               -----------    -----------    -----------    -----------    -----------
BALANCES, April 1, 1996                        $ 7,071,356      1,101,234    $(1,736,062)   $  (594,826)   $ 4,852,676

   Issuance of common stock for cash in
       private placement, net                      630,426           --             --             --          637,226
   Issuance of common stock for Bishop
       Capital services                             79,271           --             --             --           79,971
   Issuance of common stock for
       acquisition of oil and gas properties        16,150           --             --             --           16,250
   Net loss                                           --             --             --         (936,378)      (936,378)
                                               -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 1997                         7,797,203      1,101,234     (1,736,062)    (1,531,204)     4,649,745

   Consummation of spin-off of Bishop           (1,595,190)          --             --             --       (1,595,190)
        Capital Corporation
   Issuance of treasury stock for services          (8,120)        (4,000)         6,320           --           (1,800)
   Net loss                                           --             --             --       (2,949,903)    (2,949,903)
                                               -----------    -----------    -----------    -----------    -----------



BALANCES, March 31, 1998                       $ 6,193,893      1,097,234    $(1,729,742)   $(4,481,107)   $   102,852
                                               ===========    ===========    ===========    ===========    ===========

                        See accompanying notes to these consolidated financial statements.

                                                      F-5

                          AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        FOR THE YEARS ENDED
                                                                             MARCH 31,
                                                                  -----------------------------
                                                                      1998              1997
                                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,949,903)      $  (936,378)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation, depletion and amortization                    296,804            84,171
          Impairment of oil and gas properties                      2,567,440              --
          Amortization of debt issuance costs                           9,100            12,740
          Equity in loss of Bishop Capital Corporation                 95,263           524,300
          Gain on sale of oil and gas properties                      (92,451)             --
          Deferred income tax benefit                                (232,000)          (19,400)
          Issuance of treasury stock for services                       1,800              --
          Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Oil and gas sales receivable                        33,290           (56,369)
                   Prepaid expenses and other                          (6,874)            4,312
              Increase (decrease) in:
                   Payable to Class B shareholder                       9,989           (47,693)
                   Payable to Bishop Capital Corporation                 --             (23,579)
                   Payable to related party                            (6,106)             --
                   Accounts payable and accrued expenses               44,760            13,559
                                                                  -----------       -----------
     Net cash used in operating activities                           (228,888)         (444,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                    (109,893)         (286,384)
  Proceeds from sale of property and equipment                        445,379            23,965
                                                                  -----------       -----------
     Net cash provided by (used in) investing activities              335,486          (262,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             22,525           413,966
  Principal payments on borrowings                                   (258,510)         (134,522)
  Payments for debt issuance costs                                       --             (21,840)
  Proceeds from private placement of common stock                        --             680,000
  Private placement offering costs                                     (6,800)          (94,856)
                                                                  -----------       -----------
     Net cash provided by (used in) financing activities             (242,785)          842,748
                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (136,187)          135,992

CASH AND EQUIVALENTS, beginning of year                               136,267               275
                                                                  -----------       -----------

CASH AND EQUIVALENTS, end of year                                 $        80       $   136,267
                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                          $    78,460       $    61,294
                                                                  ===========       ===========
  Cash paid for income taxes                                      $      --         $     1,754
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Debt incurred for acquisition of oil and gas properties         $    61,425       $   477,886
  Issuance of common stock for oil and gas properties                    --              16,250
  Consummation of spin-off of Bishop Capital Corporation            1,595,190              --



               See accompanying notes to these consolidated financial statements.

                                              F-6

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:
   ----------------------

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

     In November 1996, the Company's Board of Directors agreed to a pro rata distribution of 100% of the outstanding capital stock of Bishop. The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. The accompanying financial statements include the Company's interest in the operating results of Bishop, accounted for under the equity method, through June 20, 1997.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------------------

     Nature of Operations - The Company is primarily engaged in the exploration, development, and production of oil and natural gas in the continental United States. Most of the Company's properties are located in Colorado and along the Ohio River in West Virginia, Kentucky, and Indiana.

     Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Bishop which was accounted for under the equity method due to the absence of control discussed in Note 1. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Impairment of Long-Lived Assets - The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. When an assessment for impairment of proved oil and gas properties is performed, the Company is required to compare the net carrying value of proved oil and gas properties on a field-by-field basis (the lowest level at which cash flows can be determined on a consistent basis) to the related estimates of undiscounted future net cash flows for such properties. If the net carrying value exceeds the net cash flows, then impairment is recognized to reduce the carrying value to the estimated fair value.

     During the year ended March 31, 1998, the Company determined that certain oil and gas properties were impaired and accordingly, an impairment charge of $2,567,440 was recognized to reduce the properties to the estimated fair value.

     Assets held for sale were also evaluated for impairment as of March 31, 1998. However, no impairment provision was necessary since the estimated fair value was in excess of the carrying value.

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

     Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1998 and 1997 as all potential common shares were antidulitive.

     The computation of net loss per share is based on the rights of each class of common stock. The Class B common stock was not entitled to participate in any distribution of shares or assets of Bishop. Accordingly, through June 20, 1997, the common shares were allocated 100% of the subsidiary's loss and a pro rata percentage of the remaining consolidated loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates including the allowance for doubtful accounts, determination of the estimated fair value of impaired oil and gas properties, assumptions affecting the estimated fair value of stock-based compensation, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates are expected to change as future information becomes available.

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

     Reclassifications  - Certain  reclassifications  have been made to the 1997
     financial   statements  to  conform  to  the   presentation  in  1998.  The
     reclassifications had no effect on the 1997 net loss.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. CONTINUING OPERATIONS:
   ----------------------

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. For the years ended March 31, 1998 and 1997, the Company incurred net losses of $2,949,903 and $936,378, respectively. The Company's operating activities have utilized cash in each of the past two years, and the Company has incurred an accumulated deficit of approximately $4.5 million through March 31, 1998. The ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve profitable operations and to raise sufficient capital to meet working capital requirements.

     Subsequent to year-end, the Company sold certain oil and gas properties generating proceeds of approximately $900,000 which was primarily used to pay off bank debt. The Company is currently negotiating a merger which is integral to the Company's ability to continue operations. The success of this merger cannot be assured. In the event the merger is completed, there would be a change in control of the Company.


4. INVESTMENT IN BISHOP:
   ---------------------

     As discussed in Note 1, prior to its spin-off in June 1997, Bishop was being operated autonomously by the prior management of Metro pursuant to the terms of separate Operating, Management, and Voting Agreements. Since the Company did not exercise control over the wholly-owned subsidiary's operations, the investment was accounted for by the equity method.

     Following is a summary of condensed operating results pertaining to Bishop prior to the spin-off.


                                               PERIOD FROM
                                              APRIL 1, 1997
                                                 THROUGH    YEAR ENDED
                                                 JUNE 20,    MARCH 31,
                                                  1997          1997
                                                ---------    ---------

        Revenue                                 $  82,132    $  90,411
        Costs and expenses                       (213,445)    (657,753)
        Gain on sale of marketable securities        --         62,005
        Other income (expense)                     36,050      (18,963)
                                                ---------    ---------

            Net loss                            $ (95,263)   $(524,300)
                                                =========    =========

            Company's equity in Bishop's loss   $ (95,263)   $(524,300)
                                                =========    =========

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As discussed in Note 1, on June 20, 1997, 885,481 shares of Bishop were distributed pro rata to the Company's common stockholders (excluding holders of Class B common stock) and the remaining 3,614,519 shares of Bishop owned by AROC were canceled.


5. INCOME TAXES:
   -------------

     In addition to the entities which are consolidated for financial reporting purposes, the Company prepared a consolidated income tax return with Bishop Capital Corporation through the June 20, 1997 spin-off.

     A reconciliation of income taxes at the statutory rate to the income tax benefit reported in the accompanying financial statements is as follows:


                                                     YEARS ENDED MARCH 31,
                                                  --------------------------
                                                      1998           1997
                                                  -----------    -----------

          Computed income tax benefit at
              the statutory rate                  $ 1,080,000    $   325,000
          State income taxes and other                 95,000         30,000
          Change in valuation allowance              (943,000)      (335,600)
                                                  -----------    -----------

                   Total                          $   232,000    $    19,400
                                                  ===========    ===========


     Deferred tax assets as of March 31, 1998 are comprised of the following:


          Net operating loss carryforwards                       $   500,000
          Oil and gas properties                                     400,000
                                                                 -----------
                   Total                                             900,000

          Less valuation allowance                                  (900,000)
                                                                 -----------

                    Net deferred tax asset                        $      --
                                                                 ===========


     At March 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $1,500,000 which expire primarily in 2009 through 2013. Due to the spin-off discussed in Note 1, the Company has not recognized deferred tax assets related to net operating losses attributable to Bishop.


6. NOTE PAYABLE AND LONG-TERM DEBT:
   --------------------------------

     Note Payable - At March 31, 1998, the Company has a line-of-credit with a bank which provides for interest at the prime rate plus 1% (9.5% at March 31, 1998). Borrowings under the line-of-credit are collateralized by

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     collateralized by producing oil and gas properties and two directors have personally guaranteed the Company's obligations. At March 31, 1998, outstanding borrowings and the maximum commitment under the line-of-credit amounted to $540,000. The Company repaid outstanding borrowings in June 1998 when the line-of-credit expired.

     The  line-of-credit  contained various covenants that limited or prohibited
     the  Company  from  incurring  additional  debt,  selling  assets,   paying
     dividends, and merging with another entity.

     Long-Term Debt - At March 31, 1998, long-term debt consists of a production payment obligation that was incurred in connection with the purchase of the Option Properties discussed in Note 1. As part of the consideration for the Option Properties, the Company agreed to assign a portion of the oil and gas sales proceeds from one of the properties acquired until a total of $130,000 is paid to the seller. The Company recorded this non-recourse obligation at the present value of the expected cash flows from the property of $77,184, based on a discount factor of 11.5%. The estimated maturities of the discounted obligation are approximately $7,000 per year.


7. COMMON STOCK:
   -------------

     In connection with the Asset Purchase Agreement, the Company agreed to grant an option (the"Option") to Bishop to acquire 800,000 shares of common stock to be distributed pro rata to the holders of the Company's common stock. The Option will be exercisable for a period of 120 days at an exercise price of $.10 per share commencing December 1998 in the event that one of the following events has not occurred by such time: (a) the Company has a minimum of $16.5 million of proved and probable reserves as set forth in an independent petroleum engineer's report prepared in accordance with SEC pricing and cost assumptions; or, (b) the average bid price for the common stock shall have been at least $4.00 for two periods of 20 consecutive trading days; or (c) cash flow (gross revenues from oil and gas production less expenses directly charged against such production) for the Company shall have been greater than $2,000,000 for any fiscal year. The Option will be distributed to the Company's common shareholders, if at all, in December 1998.

     In December 1995, the Company commenced a private placement of a minimum of 500,000 shares and a maximum of 1,800,000 shares of the Company's common stock for $1.00 per share. In February 1996, the Company issued 537,500 shares and an additional 405,000 shares were issued during the year ended March 31, 1997. In November 1996, the Company completed a second private placement of 275,000 units for $1.00 per share. Each unit consisted of one share of common stock and one option. The options are exercisable at $1.00 per share and expire 2 years from the date the associated shares are registered.

     Outstanding shares of Class B common stock are convertible into shares of common stock on a one-for-one share basis commencing in December 1998.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. RELATED PARTY TRANSACTIONS:
   ---------------------------

     In addition to the working interests in the oil and gas properties included in the accompanying financial statements, KTOC also owns royalty interests in some of the properties and has rights to reversionary interests. Revenues related to these interests are excluded from the accompanying financial statements since they were retained by KTOC.

     During the year ended March 31, 1998,  the Company  acquired  producing oil
     and  gas  properties   from  KTOC  for  an  aggregate   purchase  price  of
     approximately $60,000.


9. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

     Leases - The Company leases its office facilities from a major stockholder under a lease agreement that requires monthly payments of $1,382 until October 1998. Total rent expense under all operating leases for the years ended March 31, 1998 and 1997 amounted to $16,600 and $16,711, respectively.

     Employment Agreements - In October 1997, the Company entered into one-year employment agreements with two officers which provided for annual payments of $50,000 each. In the event of a termination by the Company without cause, the Company was required to pay the officers' salary for one year. In February 1998, two officers resigned from the Company, terminating the remainder of the agreements in exchange for severance payments of $20,000 each. At March 31, 1998, the Company is obligated under an employment agreement with one officer which provides for annual payments totaling $100,000.

     Contingency - In connection with the private placement discussed in Note 7, the Company sold 275,000 units to an entity that has asserted that it was harmed by its inability to sell some or all of its shares of the Company's common stock in 1997 because such shares were not registered for resale. The entity has claimed that the Company agreed to register the shares of common stock but failed to do so. The entity has not specified an amount of damages and no litigation has been filed. Due to the preliminary nature of this matter, the Company is not able to assess the likelihood of an unfavorable outcome.

10. STOCK OPTIONS:
    --------------

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

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a summary of stock options granted under the 1995 Plan for the years ended March 31, 1998 and 1997:


                                             1998                  1997
                                      ------------------   --------------------
                                                Weighted               Weighted
                                                Average                Average
                                       Number   Exercise     Number    Exercise
                                      of Shares  Price     of Shares    Price
                                      ---------  -----     ---------    -----

      Outstanding, beginning of year   505,000   $ 1.15     400,000   $   1.00

         Granted to:
              Consultants                 --      --         60,000       2.00
              Bishop officer              --      --         45,000       1.38
                                       -------             --------

      Outstanding, end of year         505,000     1.15     505,000       1.15
                                       =======             ========


     At March 31, 1998, all outstanding options were vested. If not previously exercised, options outstanding at March 31, 1998, will expire as follows:

                                     Year Ending March 31,
        Exercise Price      -------------------------------------
          Per Share           1999      2000     2001      Total
          ---------         -------   -------   -------   -------

          $   1.00             --        --     400,000   400,000
              1.38           45,000      --        --      45,000
              2.00             --      60,000      --      60,000
                            -------   -------   -------   -------

                             45,000    60,000   400,000   505,000
                            =======   =======   =======   =======


     Other Plans - The Company adopted in prior years two other stock option plans under which options have been or may be granted to officers, employees, and non-employee members of the Board of Directors. Under these two plans, options granted may be either incentive stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. One of the plans expired in

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     January 1992, but options for 45,000 shares are still outstanding at March 31, 1998. In November 1995, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the other plan to 500,000 shares. The following is a summary of activity under these plans for the years ended March 31, 1998 and 1997:


                                             1998                   1997
                                      -------------------   -------------------
                                        Number   Exercise     Number   Exercise
                                      of Shares   Price     of Shares    Price
                                      ---------   -----     ---------    -----

     Outstanding, beginning of year    175,000   $ 1.09      240,000    $ 1.19

        Expired                           --        --       (65,000)     1.46
                                      --------               -------

     Outstanding, end of year          175,000     1.09      175,000      1.09
                                      ========               =======


     All of the options were exercisable at March 31, 1998. If not previously exercised, options outstanding at March 31, 1998, will expire as follows:


                                                       Number          Exercise
                   Year Ending March 31,             of Shares          Price
                   ---------------------             ---------          -----

                          2000                         50,000          $  .68
                          2001                         25,000            1.65
                          2002                         45,000            1.31
                          2005                         30,000             .62
                          2006                         25,000            1.50
                                                      -------

                          Total                       175,000            1.09
                                                      =======


     Other Options - As discussed in Note 7, Bishop has an option to acquire 800,000 shares of common stock, and options for 275,000 shares were granted in connection with a private placement completed in November 1996.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the fair value of the Company's common stock on the

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     grant dates. Had compensation cost been determined based on the fair value at the grant dates consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended March 31, 1997:


           Net loss applicable to common stockholders:
                As reported                              $  (936,378)
                Pro forma                                   (963,378)

           Net loss per common share:
                As reported                              $      (.21)
                Pro forma                                       (.21)


     For 1998, there were no options granted. Accordingly, pro forma information is not presented. For 1997, there was no pro forma impact on net loss per share of Class B common stock.

     The weighted average fair value of options granted in 1997 amount to $.60 per share of common stock. The fair value of each employee option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


           Expected volatility                         75%
           Risk-free interest rate                    6.2%
           Expected dividends                          --
           Expected terms (in years)                  2.0


     1987 Stock Bonus Plan - In December 1987, the Company adopted the 1987 Stock Bonus Plan and reserved 250,000 shares (200,000 of which may be allocated to officers and/or directors) for allocation to employees. As of March 31, 1998, 225,160 shares have been awarded under this plan.

     Employee Stock Ownership Plan - During the year ended March 31, 1992, the Company adopted an Employee Stock Ownership Plan (the ESOP) and reserved 250,000 shares for issuance under the ESOP. The ESOP provides for the establishment of a trust to hold ESOP assets which will primarily consist of common stock of the Company. The ESOP will be funded by the Company through annual contributions to the trust in amounts which are determined by the Board of Directors in its sole discretion and which will be allocated to each participant's account in proportion to the ratio that each participant's compensation for the fiscal years bears to the total compensation of all participants for the fiscal year. No contributions were made to the ESOP for the years ended March 31, 1998 and 1997.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. FINANCIAL INSTRUMENTS:
    ----------------------

     Statement of Financial Accounting Standards No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at March 31, 1998, management's best estimate is that the carrying amount of cash, receivables, notes payable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that the fair value of the non-recourse production payment obligation (included in long-term debt) is approximately $2,000 compared to the carrying value of $75,846.


12. SIGNIFICANT CONCENTRATIONS:
    ---------------------------

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


13. SUBSEQUENT EVENTS:
    ------------------

     During fiscal 1998, the Company began exploring the sale of the Company's Colorado oil and gas properties in order to provide liquidity and to repay short-term bank debt. On June 4, 1998, the Company entered into an agreement to sell these properties for $900,000, subject to post-closing adjustments. These properties are reflected in the accompanying balance sheet as oil and gas properties held for sale, and are recorded at their carrying value of $695,153 (net of accumulated depreciation and depletion of $177,507). For the year ended March 31, 1998, these properties generated the following operating results:


                    Oil and gas sales            $ 476,000
                    Production costs              (284,000)
                    Depreciation and depletion    (114,000)
                                                 ---------

                                                 $  78,000
                                                 =========


     Proceeds from this sale were used to pay off the Company's $540,000 bank debt. In addition, $150,000 of the proceeds were advanced to a related party in exchange for a 3-month note receivable bearing interest at 15% per annum.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14. SUPPLEMENTAL OIL AND GAS DISCLOSURES:
    -------------------------------------

     Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended March 31, 1998 and 1997:


                                               1998       1997
                                             --------   --------

                Property acquisition costs   $ 61,000   $633,000
                Development costs             110,000    166,000
                Exploration costs               5,000     79,000
                                             --------   --------

                     Total                   $176,000   $878,000
                                             ========   ========


     Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding operator fees, gain on drilling arrangements, general and administrative expense, and interest expense) for the years ended March 31, 1998 and 1997 are presented below.


                                                  1998            1997
                                               -----------    -----------

      Oil and gas sales                        $   655,000    $   757,000
      Gain on sale of oil and gas properties        92,000           --
      Production costs                            (409,000)      (394,000)
      Exploration costs                             (5,000)       (79,000)
      Depletion and depreciation                  (296,000)       (84,000)
      Impairment of oil and gas properties      (2,567,000)          --
      Imputed income tax benefit (provision)       232,000        (74,000)
                                               -----------    -----------

      Results of operations from oil and gas
          producing activities                 $(2,298,000)   $   126,000
                                               ===========    ===========



     Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's independent petroleum engineer. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future production and development information becomes available. All proved reserves of oil and gas are located in the United States. The following tables present estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended March 31, 1998 and 1997.



                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Changes in Net Quantities of Proved Reserves (Unaudited)
     --------------------------------------------------------

                                                    1998                        1997
                                           -----------------------    ------------------------
                                              Oil           Gas           Oil           Gas
                                             (bbls)        (mcf)         (bbls)        (mcf)
                                           ---------    ----------    ----------    ----------

     Proved reserves, beginning of year    1,361,000     4,542,000     1,293,000     3,448,000
        Purchase of minerals in place          2,000        33,000        42,000       875,000
        Sales of minerals in place           (93,000)     (160,000)         --            --
        Revisions of previous estimates   (1,188,000)   (3,069,000)       42,000       412,000
        Production                           (17,000)     (198,000)      (16,000)     (193,000)
                                          ----------    ----------    ----------    ----------

     Proved reserves, end of year             65,000     1,148,000     1,361,000     4,542,000
                                          ==========    ==========    ==========    ==========

     Proved developed reserves,
        beginning of year                    368,000     3,250,000       152,000     1,198,000
                                          ==========    ==========    ==========    ==========

     Proved developed reserves,
        end of year                           65,000     1,148,000       368,000     3,250,000
                                          ==========    ==========    ==========    ==========


     At March 31, 1998, oil and gas reserves include 57,000 barrels of oil and 1,083,000 mcf of gas related to the Company's Colorado oil and gas properties that were sold in June 1998.

     During 1998, the Company drilled an unsuccessful development well which resulted in engineering revisions which eliminated approximately 1,000,000 barrels and 1,300,000 mcf of proved undeveloped oil and gas reserves. Other revisions in 1998 resulted from lower oil and gas prices which reduced the economic life of the Company's properties.

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



                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of March 31, 1998 and 1997 based on the standardized measure prescribed in Statement of Financial Accounting
     Standards No. 69.


                                                              1998
                                          --------------------------------------------
                                            Colorado         Other           Total            1997
                                          ------------    ------------    ------------    ------------

     Future cash inflows                  $  2,830,000    $    269,000    $  3,099,000    $ 34,386,000
     Future production costs                (1,811,000)       (207,000)     (2,018,000)    (11,036,000)
     Future development costs                     --              --              --        (1,382,000)
     Future income tax expense                    --              --              --        (6,980,000)
                                          ------------    ------------    ------------    ------------
             Future net cash flows           1,019,000          62,000       1,081,000      14,988,000

     10% annual discount for estimated
        timing of cash flow                   (368,000)         (5,000)       (373,000)     (7,194,000)
                                          ------------    ------------    ------------    ------------

     Standardized measure of discounted
        future net cash flows             $    651,000    $     57,000    $    708,000    $  7,794,000
                                          ============    ============    ============    ============



     As discussed in Note 13, the Colorado oil and gas properties were sold in June 1998.

     Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended March 31, 1998 and 1997:

                                                        1998            1997
                                                     -----------    -----------

     Standardized measure, beginning of year         $ 7,794,000    $ 7,639,000
     Sale of oil and gas produced, net of
        production costs                                (247,000)      (363,000)
     Acquisition of reserves in place                     57,000        509,000
     Sale of minerals in place                          (479,000)          --
     Net changes in prices and production costs       (6,815,000)    (1,433,000)
     Net changes in estimated development costs        1,320,000        (59,000)
     Revisions of previous quantity estimates         (5,331,000)       224,000
     Accretion of discount                               779,000        764,000
     Changes in income taxes, net                      3,630,000        513,000
                                                     -----------    -----------

     Standardized measure, end of year               $   708,000    $ 7,794,000
                                                     ===========    ===========