Form 10QSB
period 1998-06-30
AMERICAN RIVERS OIL CO
filed 1998-08-14
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998

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

                                Yes  X     No

The number of shares outstanding as of August 14, 1998 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes      No   X

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 1998

                                     ASSETS
                                     ------

Current Assets:
    Cash and equivalents                                            $    42,872
    Oil and gas sales receivable                                         12,217
    Accounts receivable, affiliates                                     150,000
    Prepaid expenses and other                                           13,899
                                                                    -----------
             Total current assets                                       218,988

Oil and Gas Properties, at cost, using
   successful efforts method:
    Proved properties                                                   336,191
    Less accumulated depreciation and depletion                        (209,480)
                                                                    -----------
             Net oil and gas properties                                 126,711
                                                                    -----------

Other assets                                                              4,187
                                                                    -----------

Total Assets                                                        $   349,886
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Current maturities of long-term debt                            $     7,000
    Accounts payable and accrued expenses                                60,146
    Payable to related parties                                           12,425
                                                                    -----------
             Total current liabilities                                   79,571

Long-term Debt, less current maturities                                  68,846

Commitments and Contingencies (Notes 3 and 9)

Stockholders' Equity:
    Preferred stock, $.50 par value; 5,000,000 shares
         authorized; no shares issued                                      --
    Common stock, $.01 par value; 20,000,000 shares
         authorized;  4,713,004 shares issued                            47,130
    Class B common stock, $.01 par value; 8,000,000 shares
         authorized; 7,267,820 shares issued and outstanding             72,678
    Additional paid-in capital                                        6,193,893
    Accumulated deficit                                              (4,382,490)
    Less treasury stock, at cost, 1,101,234 common shares            (1,729,742)
                                                                    -----------
             Total stockholders' equity                                 201,469
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $   349,886
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       FOR THE 3 MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Revenue:
    Oil and gas sales                                $    18,871    $   187,087
    Operator fees                                           --            1,500
                                                     -----------    -----------
             Total revenue                                18,871        188,587

Expenses:
    Oil and gas production costs                          21,043        110,573
    Exploration costs                                        972          3,127
    General and administrative                            82,929        144,713
    Depreciation and depletion                            10,600         24,000
                                                     -----------    -----------
             Total expenses                              115,544        282,413
                                                     -----------    -----------

Loss from Operations                                     (96,673)       (93,826)

Other Income (Expense):
    Gain on sale of oil and gas properties               205,174           --
    Equity in loss of Bishop Capital Corporation            --          (95,263)
    Interest expense                                      (9,884)       (24,515)
                                                     -----------    -----------

Income (Loss) Before Income Taxes                         98,617       (213,604)

Income taxes:
    Income taxes                                          33,500
    Tax benefit of net operating loss carry forward      (33,500)
    Deferred Income Tax Benefit                             --           43,900
                                                     -----------    -----------

Net Income (loss)                                    $    98,617    $  (169,704)
                                                     ===========    ===========

Net Income (Loss) Per Share:
    Common stock                                     $       .00    $      (.03)
                                                     ===========    ===========

    Class B common stock                             $       .01    $      (.01)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding:
    Common stock                                       3,611,770      3,614,715
                                                     ===========    ===========

    Class B common stock                               7,267,820      7,267,820
                                                     ===========    ===========

       See accompanying notes to these consolidated financial statements


                           AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        FOR THE 3 MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         1998              1997
                                                                         ----              ----
Cash Flows From Operating Activities:
  Net income (loss)                                                  $  98,617          $(169,704)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization                      10,745             24,000


          Equity in loss of Bishop Capital Corporation                    --               95,263
          Gain on sale of oil and gas properties                      (205,174)              --
          Deferred income tax benefit                                     --              (43,900)
          Issuance of treasury stock for services                         --                5,000
          Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Oil and gas sales receivable                         68,660              3,302
                   Prepaid expenses and other                           (1,177)               (14)
                   Accounts receivable affiliates                     (150,000)
              Increase (decrease) in:
                   Payable to related parties                          (42,894)              --
                   Accounts payable and accrued expenses               (96,312)           (20,003)
                                                                     ---------          ---------
     Net cash used in operating activities                            (317,535)          (106,056)

Cash Flows from Investing Activities:
  Capital expenditures for property and equipment                         --               (8,292)
  Proceeds from sale of property and equipment                         900,327             18,148
                                                                     ---------          ---------
     Net cash provided by (used in) investing activities               900,327              9,856

Cash Flows from Financing Activities:
  Proceeds from borrowings                                                --                 --
  Principal payments on borrowings                                    (540,000)              (321)
                                                                     ---------          ---------
     Net cash provided by (used in) financing activities              (540,000)              (321)
                                                                     ---------          ---------

Net Increase (Decrease) in Cash and Equivalents                         42,792            (96,521)

Cash and Equivalents, beginning of period                                   80            136,267
                                                                     ---------          ---------

Cash and Equivalents, end of period                                  $  42,872          $  12,921
                                                                     =========          =========

Supplemental Cash Flow Information:
  Cash paid for interest                                             $   9,884          $  24,515
                                                                     =========          =========
  Cash paid for income taxes                                         $    --            $    --
                                                                     =========          =========

                See accompanying notes to these consolidated financial statements


                                                 4

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the of the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three month periods ended June 30, 1998 and 1997. Quarterly results are not necessarily indicative of the expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

     Certain reclassifications have been made to the 1997 financial statements to conform to the presentation in 1998. The reclassifications had no effect on the 1997 net loss.

2.   Sale of Oil and Gas Properties

     On June 4, 1998, Company entered into an agreement to sell the Company's Colorado oil and gas properties with an effective date of March 1, 1998, in order to provide liquidity and to repay short-term bank debt. The Company realized proceeds from the disposition of these properties in the amount of $900,327. The proceeds were used as follows:

                Bank debt                              $540,000
                Payables to related parties              42,894
                Advances to affiliates                  150,000
                Accounts payable and working capital    167,434
                                                       --------
                                                       $900,327
                                                       ========

3.   Spin-off of Bishop Capital Corporation in 1997

     On June 20, 1997 the Company distributed on a pro rata basis, the outstanding common stock of Bishop Capital Corporation to its common shareholders.

4.   Net Income (Loss) Per Share

     The computation of net income or loss per share is based on the rights of each class of common stock. The Class B common stock is not entitled to participate in any distribution of shares or assets of Bishop Capital Corporation. Accordingly, through June 20, 1997, the common shares were allocated 100% of the (then subsidiary's) loss and a pro rata percentage of the remaining consolidated earnings or loss based on the ratio of common shares outstanding to total common and Class B shares outstanding. The Class B common shares were allocated the remaining pro rata percentage of the loss.

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

     Results of Operations

     Three Months Ended June 30, 1998 Compared to 1997

     The Company's oil and gas sales revenue decreased by $168,000 or 81% in the quarter ended June 30, 1998 compared to the corresponding quarter in 1997. The primary factor in the decrease is attributed to the sale of the Colorado properties referred to in note 2 to the financial statements. In the comparable quarter of 1997 the revenues associated with the Colorado property was $80,000. The production volume for oil decreased by 97% (5,266 barrels) and natural gas production volume decreased 89% (46,746 mcf) in the current quarter compared to the corresponding quarter in 1997. The average sales price of oil decreased 37% and the average sales price of natural gas increased 25% for quarter ended June 30, 1998 compared to the corresponding quarter in 1997.

     The production volumes and average sales prices during the periods were as follows:

                                              Three Months Ended
                                                    June 30,
                                             ----------------------
                                                1998         1997
                                                ----         ----

            Oil production (barrels)               145        5,411
            Average sales price per barrel   $   11.50    $   18.35

            Natural gas production (mcf)         8,422       52,157
            Average sales price per mcf      $    2.10    $    1.68


     Oil and gas production costs decreased by $89,500 compared to the corresponding quarter in 1997, principally due to the sale of the Colorado properties. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $13.59 compared to $7.84 for the comparable quarter of 1997. Production costs on a BOE increased because the production costs on the two remaining properties are spread over a smaller base and operating costs were incurred on the Company's Sparkle well in Kentucky even though the well was shut in during the quarter.

     General and administrative expenses decreased by $62,000 or 44% for the quarter ended June 30, 1998 compared to the corresponding quarter in 1997 and is due primarily to decreases corporate overhead.

     Depreciation, depletion and amortization expense decreased by $13,400 or 55% in the current quarter compared to the corresponding quarter in 1997 due to decreased production volume because of the sale of the Colorado property.

     Exploration expenses decreased because of the decline in exploration activities.

     Since the distribution of Bishop Capital Corporation shares related to the spin-off was completed in June 1997, the operations of Bishop subsequent to the distribution date are no longer included in the Company's consolidated statement of operations.

     Interest expense decreased by $14,600 or 60% for the current quarter of 19987 over the corresponding quarter of 1997 due to a lower average amount of debt outstanding.


     FINANCIAL CONDITION

     At June 30, 1998, the Company had working capital of $139,000.

     As a result of the Colorado property sale in June 1998, in which a net gain of approximately $205,000 was realized, the Company's future net cash flow from oil and gas operations will decrease significantly. The Colorado properties represented approximately 72% of gross production revenues in fiscal 1998. The Company also repaid its bank line-of-credit from the net proceeds of the sale in the amount of $540,000.

     The following summary table reflects the Company's cash flows for the three months ended June 30, 1998 and 1997:

                                                     Three Months Ended
                                                          June 30,
                                                   ----------------------
                                                      1998         1997
                                                      ----         ----

        Net cash used in operating activities      $(317,000)   $(106,000)
        Net cash provided by (used in)
            investing activities                    (900,000)       9,000
        Net cash provided (used in) by
            financing activities                    (540,000)        --

     Net cash used in operating activities increased by $210,000 for the three months ended June 30, 1998 primarily due to an increase in accounts receivable affiliates and a decrease in oil and gas sales and related receivables compared to the 1997 period.

     Net cash provided by investing activities of $900,000 for the three months ended June 30, 1998 resulted from sales of Colorado DJ Basin wells to unrelated third parties.

     Net cash used in financing activities of $540,000 for the three months ended June 30, 1997 resulted from the payment of the Company's line of credit in full.

     Operating Strategy

     The Company has sold a significant portion of its producing properties to meet its current obligations including eliminating its bank debt. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with a substantial, stable company. The Company is currently negotiating with a candidate, Royal Scott Minerals, Inc, a public company listed on the London Stock Exchange. Royal Scott Minerals has purchased options from Francarep, Inc. Jubal Terry, and Art and Music Outreach for Kids with the view to acquire their shares in connection with a potential transaction. The Company cannot predict whether any agreement may be reached, the timing of the contemplated transaction or the results of the transaction if any agreement is reached

     In view of the Company's lack of liquidity, if the contemplated merger does not take place, the Company's value and future potential could be considerably diminished.

     General

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


                                           AMERICAN RIVERS OIL COMPANY
                                            (Registrant)


     Date: August 14, 1998                 By: /s/ Karlton Terry
                                              ----------------------------------
                                              Karlton Terry
                                              President
                                              (Principal Executive Officer)


     Date: August 14, 1998                 By: /s/ Karlton Terry
                                              ----------------------------------
                                              Karlton Terry
                                              President and Acting
                                              Chief Financial Officer
                                              (Principal Financial Officer