Form 10QSB
period 1998-09-30
AMERICAN RIVERS OIL CO
filed 1998-11-13
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

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

The number of shares outstanding as of November 13, 1998 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                    ASSETS                           $
Current Assets:
         Cash                                                            47,936
         Accounts receivable, affiliate                                 150,000
         Prepaid expenses and other                                      10,102
                                                                     ----------
              Total current assets                                      208,038

Oil and Gas Properties, at cost using successful efforts method:
         Proved properties                                              149,320
         Less accumulated depreciation, depletion and amortization      (56,491)
                                                                     ----------
              Net oil and gas properties                                 92,829

Other Assets                                                              4,042
                                                                     ----------

Total Assets                                                            304,909
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term debt                             7,000
         Accounts payable and accrued expenses                           34,297
                                                                     ----------
              Total current liabilities                                  41,297

Long-term Debt, less current maturities                                  68,846

Stockholders' Equity:
         Preferred stock, $.50 par value; 5,000,000 shares
            authorized, no shares issued                                      0
         Common stock, $.01 par value 20,000,000 shares
            authorized, 4,713,004 issued                                 47,130
         Class B common stock, $.01 par value; 8,000,000 shares
            authorized, 7,267,820 issued and outstanding                 72,678
         Additional paid-in capital                                   6,193,893
         Accumulated deficit                                         (4,389,193)
         Less treasury stock, at cost 1,097,234 of common shares     (1,729,742)
                                                                     ----------
              Total stockholder's equity                                194,766

Total Liabilities and Stockholders' Equity                              304,909
                                                                     ==========





     See the accompanying notes to these consolidated financial statements.


                                   AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months                 For the Six Months
                                                        Ended September 30,                  Ended September 30,
                                                  ------------------------------        ------------------------------
                                                      1998               1997               1998               1997
                                                      ----               ----               ----               ----
REVENUE:
      Oil and gas sales                           $     3,503        $   160,735        $    22,374        $   347,822
      Operator fees                                         0              1,000                  0              2,500
                                                  -----------        -----------        -----------        -----------
                Total revenue                           3,503            161,735             22,374            350,322

EXPENSES:
      Oil and gas production costs                     15,258            105,696             36,301            216,269
      Exploration costs                                     0              1,000                972              4,127
      General and administrative                       59,657             98,211            145,930            242,924
      Depreciation, depletion and amortization          1,331             38,000              8,587             62,000
      Provision for impairment of oil and gas
           properties                                       0          2,275,440                  0          2,275,440
                                                  -----------        -----------        -----------        -----------
                Total expenses                         76,246          2,518,347            191,790          2,800,760

LOSS FROM OPERATIONS                                  (72,743)        (2,356,612)          (169,416)        (2,450,438)

OTHER INCOME (EXPENSE)
      Gain on sale of oil and gas properties           66,067                               271,241
      Equity in loss of Bishop
          Capital Corporation                                                                                  (95,263)
      Interest expense                                    (27)           (23,447)            (9,911)           (47,962)

LOSS BEFORE INCOME TAXES                               (6,703)        (2,380,059)            91,914         (2,593,663)

INCOME TAXES
      Income taxes                                                                          (33,500)
      Tax benefit of net operating
         loss carry forward                                                                  33,500
      Deferred income tax benefit                                        188,100                               232,000
                                                            0            188,100                  0            232,000
                                                  -----------        -----------        -----------        -----------

NET LOSS                                          ($    6,703)       ($2,191,959)       $    91,914        ($2,361,663)
                                                  ===========        ===========        ===========        ===========

NET LOSS PER SHARE:
      Common stock                                       --          ($     0.20)              --          ($     0.23)
                                                  ===========        ===========        ===========        ===========
      Class B common stock                               --          ($     0.20)       $      0.01        ($     0.21)
                                                  ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
      Common stock                                  3,611,770          3,615,770          3,611,770          3,615,245
      Class B common stock                          7,267,820          7,267,820          7,267,820          7,267,820



                           See accompanying notes to these consolidated  financial statements.

                                                             3


                            AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                               For the Six Months
                                                                               Ended September 30,
                                                                           --------------------------
                                                                               1998           1997
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $    91,914    ($2,361,663)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                  Depreciation, depletion and amortization                       8,732         62,000
                  Gain on sale of oil and gas properties                      (271,241)
                  Provision for impairment of oil and gas properties                        2,275,440
                  Equity in loss of Bishop Capital Corporation                                 95,263
                  Deferred income tax benefit                                                (232,000)
                  Issuance of treasury shares for services                                      5,000
                  Changes in operating assets and liabilities:
                     (Increase) decrease in:
                          Oil and gas sales receivable                          80,877         10,259
                          Receivable from related party                       (150,000)
                          Prepaid expenses and other                             2,620         12,051
                     Increase (decrease) in:
                          Payable to Class B shareholder                       (55,319)        28,268
                          Payable to related party
                          Accounts payable and accrued expenses               (122,161)        60,888
                                                                           -----------    -----------
           Net cash provided by (used in) operating activities                (414,578)       (44,494)

Cash Flows From Investing Activities:
      Capital expenditures for property and equipment                                        (148,347)
      Proceeds from sale of property and equipment                           1,027,434         18,148
           Net cash provided by (used in) investing activities               1,027,434       (130,199)
                                                                           -----------    -----------

Cash Flows From Financing Activities:
      Proceeds from borrowing                                                                  53,500
      Principal payments on borrowing                                         (565,000)        (8,002)
      Private placement offering costs                                                         (6,800)
           Net cash provided by (used in) financing activities                (565,000)        38,698
                                                                           -----------    -----------

Net Increase (Decrease) in Cash and Equivalents                                 47,856       (135,995)

Cash and Equivalents, beginning of year                                             80        136,267

Cash and Equivalents, end of year                                          $    47,936    $       272
                                                                           ===========    ===========

Supplemental Disclosure of Noncash Investing and Financing Activities
           Cash paid for interest                                          $     9,911    $    47,598
      Financing Activities:
           Debt incurred for acquisition of oil and gas properties                        $    12,425
           Consummation of spin-off of Bishop Capital Corporation                         $ 1,595,190
           Exchange of receivable for interest in oil and gas properties                  $    22,500


                 See accompanying notes to these consolidated financial statements.

                                                  4

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the of the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the three and six month periods ended September 30, 1998 and 1997. Quarterly results are not necessarily indicative of the expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1998, previously filed with the U.S. Securities and Exchange Commission.

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

2.   Sale of Oil and Gas Properties

     On June 4, 1998, Company entered into an agreement to sell the Company's Colorado oil and gas properties with an effective date of March 1, 1998, in order to provide liquidity and to repay short-term bank debt. The Company realized proceeds from the disposition of these properties in the amount of $900,327. The proceeds were used as follows:

                Bank debt                              $540,000
                Payables to related parties              42,894
                Advances to affiliates                  150,000
                Accounts payable and working capital    167,434
                                                       --------
                                                       $900,327
                                                       ========

     On September 22, 1998, the Company sold its Ohio River #1 well for $125,000. The proceeds were used as follows:

                    Accounts payable               $ 26,000
                    Working capital & operations     74,000
                    Debt to Class B Shareholder      25,000
                                                   --------
                                                   $125,000
                                                   ========

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

Results of Operations

             Three Months Ended September 30, 1998 Compared to 1997
             ------------------------------------------------------

The Company's oil and gas sales revenue decreased by $157,000 or 97% in the quarter ended September 30, 1998 compared to the corresponding quarter in 1997. There are two elements creating the decrease. The primary factor in the decrease is attributed to the sale of the oil and gas properties referred to in note 2 to the financial statements. The second factor is the decline in oil prices. In the comparable quarter of 1997 the revenues associated with the properties was $118,000. The production volume for oil decreased by 100% (5,000 barrels) and natural gas production volume decreased 95% (46,000 mcf) in the current quarter compared to the corresponding quarter in 1997. The average sales price of natural gas increased 38% for quarter ended September 30, 1998 compared to the corresponding quarter in 1997.

The production volumes and average sales prices during the periods were as follows:

                                             Three Months Ended
                                                September 30,
                                             -------------------
                                                1998      1997
                                                ----      ----

              Oil production (barrels)             0       5,015
              Average sales price per barrel   $ n/a    $  17.56

              Natural gas production (mcf)     2,095      47,958
              Average sales price per mcf      $2.10    $   1.52


Oil and gas production costs decreased by $90,400 compared to the corresponding quarter in 1997, principally due to the sale of the properties. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $43.69 compared to $8.13 for the comparable quarter of 1997. Production costs on a BOE increased because the production costs on the remaining properties are spread over a smaller base and costs were incurred in connection with repairing the Ohio River #1 well equipment which was subsequently sold.

General and administrative expenses decreased by $31,000 or 31% for the quarter ended September 30, 1998 compared to the corresponding quarter in 1997 and is due primarily to decreases corporate overhead.

Depreciation, depletion and amortization expense decreased by $37,000 or 96% in the current quarter compared to the corresponding quarter in 1997 due to decreased production volume because of the sale of the properties described in note 2.

Exploration expenses decreased because of the curtailment of exploration activities.

Since the distribution of Bishop Capital Corporation shares related to the spin-off was completed in September 1997, the operations of Bishop subsequent to the distribution date are no longer included in the Company's consolidated statement of operations.

Interest expense decreased by $23,000 or 100% for the current quarter of 1998 over the corresponding quarter of 1997 due to a lower average amount of debt outstanding.


              Six Months Ended September 30, 1998 Compared to 1997
              ----------------------------------------------------

The Company's oil and gas sales revenue decreased by $325,000 or 94% in the period ended September 30, 1998 compared to the corresponding period in 1997. There are two elements creating the decrease. The primary factor in the decrease is attributed to the sale of the oil and gas properties referred to in note 2 to the financial statements. The second factor is the decline in oil prices. In the comparable period of 1997 the revenues associated with the properties was $318,000. The production volume for oil decreased by 98% (10,000 barrels) and natural gas production volume decreased 89% (90,000 mcf) in the current period compared to the corresponding period in 1997. The average sales price of natural gas increased 38% for period ended September 30, 1998 compared to the corresponding period in 1997.

The production volumes and average sales prices during the periods were as follows:

                                             Six Months Ended
                                               September 30,
                                            -------------------
                                              1998       1997
                                              ----       ----

           Oil production (barrels)              145     10,427
           Average sales price per barrel   $  11.50   $  20.41

           Natural gas production (mcf)       10,517    100,115
           Average sales price per mcf      $   2.10   $   1.59


Oil and gas production costs decreased by $179,000 compared to the corresponding period in 1997, principally due to the sale of the properties. On a BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), production costs per BOE were $19.13 compared to $7.98 for the comparable period of 1997. Production costs on a BOE increased because the production costs on the remaining properties are spread over a smaller base.

General and administrative expenses decreased by $100,000 or 40% for the period ended September 30, 1998 compared to the corresponding period in 1997 and is due primarily to decreases corporate overhead arising from the curtailed operations.

Depreciation, depletion and amortization expense decreased by $53,000 or 86% in the current period compared to the corresponding period in 1997 due to decreased production volume because of the sale of the properties.

Exploration expenses decreased $3,000 because of the curtailment of exploration activities.

Since the distribution of Bishop Capital Corporation shares related to the spin-off was completed in September 1997, the operations of Bishop subsequent to the distribution date are no longer included in the Company's consolidated statement of operations.

Interest expense decreased by $38,000 or 79% for the current period of 1998 over the corresponding period of 1997 due to a lower average amount of debt outstanding

FINANCIAL CONDITION

At September 30, 1998, the Company had working capital of $167,000.

As a result of the property sales in the first six months of 1998, in which a net gain of approximately $271,000 was realized (gross proceeds amounted to $1,027,000) the Company's future net cash flow from oil and gas operations will decrease significantly. The Colorado properties represented approximately 80% of gross production revenues in fiscal 1998. The Company also repaid its bank line-of-credit from the net proceeds of the sale in the amount of $540,000 and paid notes payable to a Class B shareholder.

The following summary table reflects the Company's cash flows for the six months ended September 30, 1998 and 1997:

                                                          Six months Ended
                                                            September 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Net cash from (used in) in operating activities      $  (414,600)   $   (44,000)
Net cash provided by (used in) investing activities    1,027,000       (130,000)
Net cash provided (used in) by financing activities     (565,000)        39,000

Net cash used in operating activities was $414,500 for the six months ended September 30, 1998 compared to $44,500 in 199, primarily due to an increase in accounts receivable affiliates ($150,000), a decrease in oil and gas sales and the corresponding receivable ($81,000), decreases in amounts due a Class B shareholder ($55,000), and decreases in payables ($122,000).

Net cash used in financing activities of $565,000 for the six months ended September 30, 1997 resulted from the payment of the Company's line of credit in full in the amount of $540,000 and the satisfaction of a contractual obligation to a Class B shareholder in the amount of $25,000 incurred in connection with oil and gas property acquisitions on September 1, 1997.

Operating Strategy

The Company has sold a significant portion of its producing properties to meet its current obligations including eliminating its bank debt. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with a substantial, stable company. The Company is currently negotiating with a candidate, Royal Scott Minerals, Inc., a wholly owned subsidiary of a public company, Rackwood, Inc., listed on the London Stock Exchange. Royal Scott Minerals has purchased options from Karlton Terry Oil Company, Francarep, Inc., Karlton Terry, Jubal Terry, and Art and Music Outreach for Kids with the view to acquire their shares in connection with a potential transaction. The Company cannot predict whether any agreement may be reached, the timing of the contemplated transaction or the results of the transaction if any agreement is reached

In view of the Company's lack of liquidity, if the contemplated merger does not take place, the Company's value and future potential could be considerably diminished.

General

Many of the factors which may affect the Company's future operating performance and long-term liquidity are beyond the Company's control, including, but not limited to, oil and natural gas prices, the availability and attractiveness of properties for acquisition, the adequacy and attractiveness of financing and operational results. The Company is examining alternative sources of long-term capital, including bank borrowing, the issuance of debt instruments and the sale of equity securities of the Company. Availability of these sources of capital and, therefore, the Company's ability to execute its operating strategy will depend upon a number of factors, some of which are beyond the control of the Company.

Year 2000 Issues

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect many computers and other devices that contain "embedded" computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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


                                              AMERICAN RIVERS OIL COMPANY
                                              (Registrant)


Date: November 13, 1998                       By: /s/ Karlton Terry
                                                 -------------------------------
                                                 Karlton Terry
                                                 President
                                                 (Principal Executive Officer)


Date: November 13, 1998                       By: /s/ Karlton Terry
                                                 -------------------------------
                                                 Karlton Terry
                                                 President and Acting
                                                 Chief Financial Officer
                                                 (Principal Financial Officer