Form 10QSB
period 1998-12-31
AMERICAN RIVERS OIL CO
filed 1999-02-16
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANY
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                               84-0839926
      ------------------------------                 -----------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     700 East Ninth Avenue, Suite 106, Denver, CO           80203
     --------------------------------------------          ---------
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

The number of shares outstanding as of February 12, 1999 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,615,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
     -----     -----

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:
         Cash                                                       $    19,570
         Accounts receivable, affiliate                                 150,000
         Prepaid expenses and other                                       8,194
                                                                    -----------
              Total current assets                                      177,764

Oil and Gas Properties, at cost, using successful
   efforts method:
         Proved properties                                              152,070
              Less accumulated depreciation, depletion
               and amortization                                         (56,491)
                                                                    -----------
          Net oil and gas properties                                     95,579

Other Assets                                                              3,897
                                                                    -----------
                                                                    $   277,240
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term debt                       $     7,000
         Accounts payable and accrued expenses                           40,491
                                                                    -----------
              Total current liabilities                                  47,491

Long-Term Debt, less current maturities                                  68,846

Stockholders' Equity:
         Preferred stock, $.50 par value; 5,000,000 shares
              authorized; no shares issued                                 --
         Common stock, $.01 par value; 20,000,000 shares
              authorized; 4,713,004 issued                               47,130
         Class B common stock, $.01 par value; 8,000,000 shares
              authorized; 7,267,820 issued and outstanding               72,678
         Additional paid-in capital                                   6,193,893
         Accumulated deficit                                         (4,423,056)
         Less treasury stock, at cost, 1,097,234 of
          common shares                                              (1,729,741)
                                                                    -----------
              Total stockholders' equity                                160,903
                                                                    -----------

                                                                    $   277,240
                                                                    ===========

       See accompanying notes to these consolidated financial statements.

                                   AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                           For the Three Months            For the Nine Months
                                                           Ended December 31,              Ended December 31,
                                                         1998            1997             1998            1997
                                                         ----            ----             ----            ----
REVENUE:
   Oil and gas sales                                $       -0-      $   192,308      $    22,374      $   540,130
   Operator fees                                            -0-              -0-              -0-            2,500
                                                    -----------      -----------      -----------      -----------
       Total revenue                                        -0-          192,308           22,374          542,630

EXPENSES:
   Oil and gas production costs                              84          123,486           36,301          339,755
   Exploration expenses,                                    -0-              996              972            5,123
   General and administrative                            54,443          105,464          200,313          348,387
   Depreciation, depletion and
       amortization                                         145           32,700            8,877           94,700
   Provision for impairment of oil
       property                                             -0-              -0-              -0-        2,275,440
                                                    -----------      -----------      -----------      -----------
                                                         54,672          262,646          246,463        3,063,405

LOSS FROM OPERATIONS                                    (54,672)         (70,338)        (224,089)      (2,520,775)

OTHER (INCOME) AND EXPENSE:
   Equity in loss of Bishop Capital
       Corporation                                          -0-              -0-              -0-           95,263
   Interest expense                                         -0-           15,931            9,911           63,893
   Gain on sale of oil and gas
       properties                                       (20,809)         (92,451)        (292,051)         (92,451)
                                                    -----------      -----------      -----------      -----------
                                                        (20,809)         (76,520)        (282,140)         (66,705)
                                                    -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME
   TAXES                                                (33,863)           6,182           58,051       (2,587,480)

INCOME TAXES:
   Income taxes                                          24,000              -0-            9,500              -0-
   Tax benefit of net operating
       loss carry forward                               (24,000)             -0-           (9,500)             -0-

Deferred Income tax benefit                                 -0-              -0-              -0-          232,000
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                   $   (33,863)     $     6,182      $    58,055      $(2,355,480)
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

                                                       - 3 -

                                   AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (CONTINUED)
                                                    (Unaudited)

                                              For the Three Months                For the Nine Months
                                               Ended December 31,                  Ended December 31,
                                            1998             1997                  1998         1997
                                            ----             ----                  ----         ----

NET INCOME (LOSS) PER SHARE:
   Common stock                           $ ( .00)        $     .00              $     .00    $   ( .08)
                                          =======         =========              =========    =========
   Class B common Stock                   $ ( .00)        $     .00              $     .01    $   ( .14)
                                          =======         =========              =========    =========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING:
   Common stock                          3,615,770        3,615,770              3,615,770    3,615,421
                                         =========        =========              =========    =========
   Class B common stock                  7,267,820        7,267,820              7,267,820    7,267,820
                                         =========        =========              =========    =========









                         See accompanying notes to these consolidated financial statements

                                                       - 4 -


                                   AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                       For the Nine Months
                                                                                        Ended December 31,
                                                                                   1998                   1997
                                                                                   ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $    58,051            $(2,355,480)
       Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation, depletion and amortization                                   8,877                 94,700
          Gain on sale of oil and gas properties                                  (292,051)               (92,451)
          Equity in loss of Bishop Capital Corporation                                 -0-                 95,263
          Deferred income tax benefit                                                                    (232,000)
          Provision for impairment of oil and gas properties                                            2,275,440
          Issuance of treasury shares for services                                                          5,000
          Changes in operating assets and liabilities:
              (Increase) decrease in:
                 Oil and gas sales receivable                                       80,877                 24,739
                 Receivable from affiliate                                        (150,000)
                 Other assets                                                        4,528                 16,230
              Increase (decrease) in:
                 Payable to Class B shareholder                                    (55,319)                32,894
                 Accounts payable and accrued expenses                            (115,967)               (58,744)
                                                                               -----------            -----------
          Net cash provided by (used in) operating activities                     (461,004)              (194,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and development costs for oil and gas properties                      2,750)              (148,347)
   Proceeds from sale of oil and gas properties                                  1,048,244                440,257
                                                                               -----------            -----------
       Net cash provided by (used in) investing activities                       1,045,494                291,910

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing                                                             -0-                 68,648
   Principal payments on borrowing                                                (565,000)              (294,524)
   Proceeds from private placement of common stock                                     -0-                    -0-
   Private placement offering costs                                                    -0-                 (6,800)
                                                                               -----------            -----------
       Net cash provided by (used by) financing activities                        (565,000)              (232,676)

Net increase (decrease) in cash                                                     19,490               (135,175)

Cash, beginning of period                                                               80                136,267
                                                                               -----------            -----------

Cash, end of period                                                            $    19,570            $     1,092
                                                                               ===========            ===========


                        See accompanying notes to these consolidated financial statements.





                              AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                CONTINUED
                                               (Unaudited)
                                                                                   For the Nine Months
                                                                                    Ended December 31,
                                                                                 1998              1997
                                                                                 ----              ----
Supplemental Information:
   Cash paid for interest                                                   $      9,911           63,893
                                                                                  ======          =======

Supplemental Disclosure of Noncash Investing and Financing
   Activities:
       Debt incurred for acquisition of oil and gas properties              $      - 0 -           12,425
       Spin-off of Bishop Capital Corporation to common
          shareholders                                                             - 0 -        1,595,190
       Exchange of receivable for interest in oil and gas property                 - 0 -           22,500






                        See accompanying notes to these consolidated financial statements.


                                                     - 6 -

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1998 and the results of operations and cash flows for the three and nine month periods ended December 31, 1998 and 1997. Quarterly results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas and other factors. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1998, previously filed with the Securities and Exchange Commission.

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

2. Sale of Oil and Gas Properties

     On June 4, 1998, Company entered into an agreement to sell the Company's Colorado oil and gas properties with an effective date of March 1, 1998, in order to provide liquidity and to repay short-term bank debt. The Company realized proceeds from the disposition of these properties in the amount of $900,327. The proceeds were used as follows:

         Bank debt                                            $ 540,000
         Payables to related parties                             42,894
         Advances to affiliates                                 150,000
         Accounts payable and working capital                   167,434
                                                              ---------
                                                              $ 900,327
                                                              =========

     On September 22, 1998, the Company sold its Ohio River #1 well for $125,000. The proceeds were used as follows:

         Accounts payable                                     $  26,000
         Working capital & operations                            74,000
         Debt to Class B Shareholder                             25,000
                                                              ---------
                                                              $ 125,000
                                                              =========

     In October, 1998 the Company sold its Burning Springs leasehold for $22,500. The proceeds were used in working capital and operations.

3. Spin-off of Bishop Capital Corporation in June 1997

In November 1996, the Company's Board of Directors agreed to a pro rata distribution of the outstanding common stock of Bishop Capital Corporation ("Bishop"). The Company's common stockholders of record on November 18, 1996 were entitled to the distribution of Bishop's shares which occurred on June 20, 1997. The Class B common stockholders did not participate in the distribution. Accordingly, the consolidated statements of operations for the nine months ended December 31, 1997 only include the Company's equity in the loss of Bishop for the period from April 1, 1997 through June 20, 1997.

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

Results of Operations

Three Months Ended December 31, 1998 Compared to 1997

The Company's oil and gas sales revenue decreased by $192,000 or 100% in the quarter ended December 31, 1998 compared to the corresponding quarter in 1997. The primary factor in the decrease is attributed to the sale of the properties referred to in note 2 to the financial statements.
The Company's one remaining well has been shut in for repairs.

The production volumes and average sales prices during the periods were as follows:

                                                         Three Months Ended
                                                             December 31,
                                                         1998          1997
                                                         ----          ----

           Oil production (barrels)                       - 0 -        3,430
           Average sales price per barrel              $    n/a       $17.33

           Natural gas production (mcf)                   - 0 -       60,733
           Average sales price per mcf                 $    n/a       $ 2.19


Oil and gas production costs decreased by $123,000 compared to the corresponding quarter ended December 31, 1997. The BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), of comparing production costs per BOE were not applicable for the quarter ended December 31, 1998 and were $7.80 for the comparable quarter of 1997.

General and administrative expenses decreased by $50,000 or 50% for the quarter ended December 31, 1998 compared to the corresponding quarter in 1997 and is due primarily to decreases in corporate overhead.

Depreciation, depletion and amortization expense decreased by $32,000 or 99% in the current quarter compared to the corresponding quarter in 1997 due to decreased production volume because of the sale of the producing properties referred to in note 2.

Interest expense decreased by $15,000 or 100% for the current quarter of 1998 over the corresponding quarter of 1997 due to a the repayment of debt.

Nine Months Ended December 31, 1998 Compared to 1997

The Company's oil and gas sales revenue decreased by $518,000 or 95%for the nine months ended December 31, 1998 compared to the corresponding period in 1997. Production volumes for oil decreased by 98% and natural gas decreased by 93% in the current period compared to the corresponding period in 1997. The average sales price of oil decreased 41% and the average sales price of natural gas increased by 15% in the nine month period ended December 31, 1998 compared to the corresponding period in 1997.

The production volumes and average sales prices during the periods were as follows:

                                                      Nine Months Ended
                                                          December 31,
                                                       1998          1997
                                                       ----          ----

         Oil production (barrels)                       145         13,9687
         Average sales price per barrel               $11.50         $17.97

         Natural gas production (mcf)                 10,517        164,751
         Average sales price per mcf                  $ 2.10        $  1.83

Oil and gas production costs decreased $303,000 or 90% in the nine months ended December 31, 1998 compared to the corresponding period in 1997 due to the sale of the properties referred to in note 2.. Production costs per BOE for the nine months ended December 31, 1998 were $19.13 compared to $8.36 for the comparable period in 1997. The increase is because the production costs were spread over a smaller base.

General and administrative expenses decreased $148,000 or 42% between the nine months ended December 31, 1998 and the corresponding period in 1997. The principal reason for the reduction is decreased corporate overhead because of curtailed operations.

Depreciation, depletion and amortization expense in the current nine month period decreased $86,000 or 90% compared to the 1997 period due to the decreased production volume after the sales of producing properties referred to in note 2.

The provision for impairment of oil and gas properties of $2,275,440 was associated with the nine month period ending in 1997 and resulted from management analyzing and evaluating the loss of proved undeveloped reserves resulting from the unsuccessful drilling of the Commonwealth of Kentucky #7 development well and re-engineering of producing properties with current operating data.

The equity in loss of Bishop  decreased  by $95,000 or 100 in the  current  nine
month  period  compared  to  the  corresponding   period  in  1997  due  to  the
distribution in June 1997 of Bishop's shares related to the spin-off.

Interest expense decreased by $54,000 or 85% for the nine months ended December 31, 1998 over the corresponding period in 19976 due to the reduction of debt.

FINANCIAL CONDITION

At December 31, 1998, the Company had working capital of $130,000.

The following summary table reflects the Company's cash flows for the nine months ended December 31, 1998 and 1997:

                                                      Nine Months Ended
                                                         December 31,
                                                     1998             1997
                                                     ----             ----
    Net cash used in operating activities         $ (461,000)      $(304,000)
    Net cash provided by (used in)
     investing activities                          1,045,000         402,000
    Net cash provided (used in) by
     financing activities                           (565,000)        (233,000)


Net cash used in operating activities decreased $157,000 for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 due primarily to an decrease in operating activities. The increase in cash provided by investing activities of $642,000 arose from the Company's sales of its producing properties. The increase in the use of cash by financing activities of $332,000 results from the repayment of the Company's debt.


Operating Strategy

The Company has sold a significant portion of its producing properties to meet its current obligations including eliminating its bank debt. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with a substantial, stable company. The Company has been negotiating with a candidate, Royal Scott Minerals, Inc, a wholly owned subsidiary of a public company, Rackwood, Inc., listed on the London Stock Exchange. Royal Scott Minerals has purchased options, which expired in September 1998, from Karlton Terry Oil Company, Francarep, Inc., Karlton Terry, Jubal Terry, and Art and Music Outreach for Kids with the view to acquire their shares in connection with a potential transaction. The principals have been in negotiation with Royal Scott Minerals during the third quarter to extend the options but the negotiations terminated late in January 1999 without the options being extended. The Company cannot predict whether the option agreement discussions will be reopened nor whether any agreement may be reached if they are, the timing of the contemplated transaction or the results of the transaction if any agreement is reached

The Company is currently seeking other potential merger candidates. However, there is no assurance that a merger can be negotiated. The Company cannot predict whether an appropriate candidate can be engaged

In view of the Company's lack of liquidity, if the contemplated merger does not take place, the Company's value and future potential could be considerably diminished.


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

Year 2000 Issues

"Year 2000 problems" result primarily from the inability of some computer software to property store, recall or use data after December 31, 1999. These problems may affect may computers and other devices that contain "embedded" computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators and utilities. I light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

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


                                              AMERICAN RIVERS OIL COMPANY
                                              (Registrant)


Date: February 12, 1999                       By:  /s/ Karlton Terry
                                                   -----------------------------
                                                    Karlton Terry
                                                    President
                                                   (Principal Executive Officer)


Date: February 12, 1999                       By:  /s/ Karlton Terry
                                                   -----------------------------
                                                   Karlton Terry
                                                   President and Acting Chief
                                                    Financial Officer
                                                   (Principal Financial Officer)