Form 10KSB40
period 1999-03-31
AMERICAN RIVERS OIL CO
filed 1999-07-14
CIK 353601

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 0-10006

                           AMERICAN RIVERS OIL COMPANY
                           ---------------------------
                 (Name of small business issuer in its charter)

            Wyoming                                              84-0839926
            -------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

700 East 9th Avenue, Suite 106, Denver, CO                         80203
------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (303) 832-1117

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12 (g) of the Act:
            Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1999 were $17,968

The aggregate market value of the voting Common Stock held by non-affiliates based on the last sale price in the over the counter market as quoted on the OTC Bulletin Board as of June 11, 1999 was $ 359,203. The number of shares outstanding of the issuer's Common Stock as of March 31, 1999 was 3,565,770. The number of shares outstanding of the issuer's Class B Common Stock as of March 31, 1999 was 7,267,820.

Documents incorporated by reference: None

           Transitional Small Business Disclosure Format (Check one):
                                Yes     No X

                                     PART I
                                     ------

This report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, all statements regarding the Company's expected future financial position, results of operations, business strategy, plans or objectives of management and the potential for future transactions to be completed. Such forward looking statements include statements containing words such as "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, no assurance can by given that such expectations will prove to have been correct, and actual results may differ materially from those described or implied in such forward looking statements. Factors that could cause the Company's actual results to differ from the expectations reflected in forward-looking statements include the risks of operating in a competitive environment, the market for the Company's products, the market for the Company's properties, and changes in interest and inflation rates. Moreover, whether any anticipated future transaction occurs is subject to numerous risks and uncertainties, many of which are outside our control. For example, the successful completion of a transaction will be subject to negotiations with third parties who may not accept terms that are acceptable to the Company. Similarly, whether or not we can complete any such transactions may be affected by changes in market conditions or the financial and business conditions of third parties and other events outside the Company's exclusive control.

Item 1. Business
----------------

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

Prior to and in connection with the Transaction described above, Metro transferred to Bishop Capital Corporation ("Bishop") (formerly Bishop Cable Communications Corporation), a wholly-owned subsidiary, all of the Company's assets except for $700,000 cash and its working interest in an insignificant oil property. The assets transferred to Bishop, together with Bishop's previously owned assets, were operated autonomously by the prior management of Metro who became officers and directors of Bishop pursuant to the terms of separate five-year Operating and Voting Agreements. Since the Company did not exercise control over Bishop's operations, the investment is accounted for by the equity method prior to the distribution of the outstanding stock of Bishop to the Company's shareholders in June 1997. The terms of the Metro/KTOC Transaction also provided that the shares of Bishop owned by the Company would be distributed to the Company's common shareholders within 36 months of the Transaction date and that the holders of the Company's Class B Common stock would not participate in the distribution. On November 8, 1996, the Company's Board of Directors authorized a spin-off distribution of Bishop's Common Stock as a partial liquidating dividend to the Company's common shareholders of record on November 18, 1996 on the basis of one share of Bishop Common Stock for four shares of the Company's Common Stock. The distribution occurred on June 20, 1997.

At March 31, 1999, the Company had two part-time employees.


Operating Strategy
------------------

The Company has sold a significant portion of its producing properties to meet its current obligations including maturing indebtedness. The Company's operating objective is to pursue merger or acquisition opportunities with a substantial, stable company. The Company is currently negotiating with a candidate; however, no definitive agreement with respect to any acquisition has been reached. Accordingly, the Company cannot predict whether any agreement may be reached, the timing of the contemplated transaction or the results of the transaction if any agreement is reached. Even if an agreement is reached, such a transaction may not be completed as a result of factors outside of either party's control, such as regulatory requirements, the failure to secure any necessary security holder vote or changes in market conditions.

Markets
-------

The three principal products produced and marketed by the Company during the last fiscal year were crude oil, natural gas and natural gas liquids. The Company does not currently use commodity futures contracts or price swaps in the marketing of its natural gas and crude oil. During the fiscal year the Company sold all of its producing properties except one well that is shut in awaiting sale either for salvage value or as a water disposal well to producers in the area.

Crude oil produced from the Company's properties has generally been sold by truck or pipeline to unaffiliated third-party purchasers at the prevailing field price (the "posted price"). As the Company has sold all of its oil producing properties effective March, 1999, there are no primary purchasers of the Company's crude oil.

The Company sold its natural gas production at the wellhead to various pipeline purchasers or natural gas marketing companies. The wellhead contracts have various terms and conditions, including contract duration. Under each wellhead contract the purchaser is generally responsible for gathering, transporting, processing and selling the natural gas and natural gas liquids and the Company receives a net price at the wellhead. As the Company sold all of its natural gas producing properties in fiscal 1999, there are no primary purchasers of the Company's natural gas and natural gas liquids.

Competition
-----------

The Company has sold its producing properties to meet its current obligations including eliminating its maturing bank debt. Consequently, the Company is no longer competing with other oil and gas producers.


Operations of Bishop
--------------------

As previously discussed, Bishop was operated autonomously by the previous management of the Company pursuant to the terms of separate five-year Operating and Voting Agreements which terminated upon the distribution of Bishop's Common Stock on June 20, 1997.


Item 2. Properties
------------------

The Company's has one property in Kentucky that produced for one month on a test basis in fiscal 1999 to determine its economic viability. It is currently classified as property held for sale either as salvage or to a producer in the area who needs additional water disposal capabilities.

Reserves
--------

Information regarding the Company's proved and proved developed oil and gas reserves and the standardized measure of discounted future net cash flows and changes therein is not applicable as the Company does not have producing properties as of year end.

Since April 1, 1996, the Company has not filed any oil or natural gas reserve estimates or included any such estimates in reports to any Federal authority or agency, other than the Securities and Exchange Commission.

Production
----------

The following table sets forth information with respect to the Company's oil and gas production, average sales prices and average production costs for the two years ended March 31, 1999:

                                                 1999         1998
                                               --------     --------
          Quantities Produced and Sold
               Oil (barrels (Bbls))                 269       17,039
               Natural Gas (Mcf)                 13,000      197,864

          Average Sales Prices
               Oil  (per Bbl)                  $   9.08     $  17.05
               Natural Gas (per Mcf)           $   2.10     $   1.84

          Average Production Cost per BOE(1)   $  15.48     $   8.17

-----------

     (1) Production units were converted to common units of measure using a conversion ratio of six Mcf of natural gas equals one barrel of oil equivalent (BOE). Production costs exclude depreciation and depletion associated with oil and gas properties.

Productive Wells
----------------

Company owns no productive wells at March 31, 1999

Developed and Undeveloped Acreage
---------------------------------

At March 31, 1999, the Company does have a negligible amount of developed and undeveloped acreage which is held for sale as discussed in item 2, properties.


Drilling Activity
-----------------

The Company only participated in the drilling of one gross (.75 net) well in the past two years. This well was a development well that was drilled in fiscal 1998 and resulted in a dry hole.

Present Activities
------------------

The Company has sold substantially all of its properties to retire its bank debt. Oil and gas prices have been extremely depressed, and the Company is considering merger possibilities with other business entities having sustained cash flow with less price volatility relating to its product. The Company's auditors have qualified their opinion as to the continuation of the Company as a going concern. The financial statements are prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company is currently negotiating a merger which is integral to the Company's ability to continue operations. The success of this merger cannot be assured. See Item I, Business, Operating Strategy, above.

Item 3. Legal Proceedings
-------------------------

The Company is a party to legal proceedings. The suit, Consult and Assist v. American Rivers Oil Company and Karlton Terry, (United States District Court for the District of Colorado, Case No. 99-K-299) filed February 4, 1999. Plaintiff, Consult and Assist, a Luxemborg Co, purchased 275,000 shares of common stock of American Rivers Oil Company on November 11, 1996 for $1.00 per share. The plaintiff alleges that defendants made untrue statements of material fact and omitted to state certain other facts in connection with plaintiff's purchase of common stock. The plaintiff seeks to recover $275,000 plus interest, punitive damages, attorneys' fees and costs.

Defendants deny the allegations of the Complaint and intend to vigorously defend against the lawsuit. Defendants have filed an Answer to the Complaint and the case is currently in the discovery stage.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II
                                     -------

Item 5. Market for the Company's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

Common Stock
------------

Until December 1997 the Company's common stock was traded on the Nasdaq Stock Market, SmallCap. Since December 1997 the Company's common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "AROC." The following table shows the high and low bids for the common stock of the Company for the periods indicated. Such information was furnished by Nasdaq for periods prior to and ending on September 30, 1997 and by IDD Information Services Tradelines for subsequent periods. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not reflect actual transactions.


           QUARTER ENDED                HIGH BID                LOW BID
           -------------                --------                -------

             06/30/97                    $1.50                   $.56
             09/30/97                      .81                    .44
             12/31/97                      .69                    .11
             03/31/98                      .25                    .05

             06/30/98                      .13                    .06
             09/30/98                      .11                    .03
             12/31/98                      .06                    .02
             03/31/99                      .05                    .02


As of March 31, 1999 there were approximately 2,010 holders of record of the Company's Common Stock.

Class B Common Stock
--------------------

The Class B Common Stock, which is not traded in any public trading market, was issued in connection with the Transaction described in Item 1 and has all of the rights of currently issued and outstanding shares of the Company's Common Stock except that the Class B Common Stock was not entitled to participate in the June 20, 1997 distribution of shares of Bishop Capital Corporation. The Class B Common Stock is convertible on a one-for-one share basis into the Company's Common Stock. The Company plans to encourage the holders the Class B Common shares to convert to Common Stock so that there will only be one class of stock

As of March 31, 1999, there were 20 holders of record of the Company's Class B Common Stock.

Dividends
---------

The Company has paid no cash dividends on its Common Stock or Class B Common Stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations.

Options
-------

In connection with the Asset Purchase Agreement with Bishop referred to in item 1, the Company agreed to grant a 120 day option to the common stockholders to acquire common shares at $0.10 per share if certain events did not occur. As the market price of the common during the exercise period was less than the exercise price, management elected to forego the administrative cost of distributing the options to the common shareholders. The option expired in April, 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The audited consolidated statements of operations and cash flows for the year ended March 31, 1998 include the unconsolidated operations of Bishop Capital Corporation using the equity method of accounting until it was distributed on June 20, 1997. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

The Company's revenues were $18,000, a decrease of $640,000 for the fiscal year ended March 31, 1999 from $658,000 in fiscal 1998. The Company had a net loss in fiscal 1999 of $114,000 as compared to a net loss of $2,950,000 for fiscal 1998. The 1999 decrease in the loss arose from the sale of the Company's producing properties combined with the curtailment of operations. As further described below, of the Company's $2,950,000 loss in 1998, $2,567,000 is represented by a charge for impairment to the Company's proved reserves, and $95,000 represents the Company's equity in the loss incurred by Bishop Capital Corporation, the Company's subsidiary that was spun-off on June 20, 1997. All losses incurred by Bishop during 1998 were funded from Bishop's operations and not from the Company. In fiscal 1999 the Company sold its interests in its producing properties in the DJ Basin and the Ohio River property realizing a gain of $293,000. In fiscal 1998, the Company sold its interest in a producing property in Louisiana, the Lake Hatch prospect, and realized a gain of $92,000 Investors are urged to be cautious in considering the forward-looking statements contained in this paragraph and elsewhere herein.

Fiscal 1999 Compared to Fiscal 1998

The Company's oil and gas sales decreased by $637,000 in fiscal 1999 due to the sale of the bulk of the producing properties in the first quarter and the remaining producing properties in the second quarter.

The production costs decreased $371,000 in fiscal 1999 compared to 1998 because of the decreased oil and gas production.

General and administrative expenses increased approximately $89,000 in fiscal 1999 compared to 1998. The components of the change consist of reductions of $97,000 in officer compensation, $112,000 in legal, accounting and consulting fees, $18,000 in other compensation and payroll taxes, and $10,000 in other miscellaneous expenses combined with an increase in the allowance for doubtful accounts of $150,000.

In fiscal 1998, the Company conducted a comprehensive review of its reserves as a result of the unsuccessful drilling results of the Kentucky well and in connection with the fiscal year end. The results of the reevaluation of the Company's reserves, on a BOE equivalent basis, resulted in a 94% reduction of proved developed and undeveloped reserves, of which 16% was attributable to the Lake Hatch property sale. Upon completion of the reevaluation, the Company recorded an impairment loss of $2,567,440 to reflect the fair value of the oil and gas properties at March 31, 1998. There were no additional impairment losses as the Company's producing properties were sold in fiscal 1999.

Depletion decreased by approximately $288,000 in fiscal 1999 compared to 1998. The decrease principally arises because production was lower due to the sale of the properties early in the fiscal year.

The Company did not incur a loss from its equity method of accounting for the investment in Bishop Capital Corporation in 1999 because the Company completed the spin off of Bishop on June 20, 1997.

The gain on the sale of oil and gas properties increased by $229,000 as one property, the Lake Hatch property in Louisiana, was sold in 1998 and all of the DJ Basin properties along with the Ohio River property were sold in fiscal 1999.

Deferred tax benefits decreased by $232,000 because the Company exhausted its deferred tax benefits totaling $232,000 in 1998. The Company has recorded a full valuation allowance for its deferred tax assets due to substantial uncertainty of realization.

The production volumes and average sales prices for the years ended March 31, 1999 and 1998 were as follows:

                                              1999          1998
                                              ----          ----

            Oil production (Bbls)                269        17,039
            Average sales price (per Bbl)   $   9.08      $  17.05

            Natural gas production (mcf)      13,000       197,864
            Average sales price (per mcf)   $   2.10      $   1.84

Production volumes decreased, 95% for gas and 98% for oil. Average prices of gas increased and oil declined. The average sales price of crude oil decreased 47% per barrel and gas increased 14% per MCF.


Financial Condition
-------------------

At March 31, 1999, the Company's working capital deficit amounted to $16,000. The Company is engaged in negotiations relative to a possible merger or similar transaction. With no significant operations or producing assets, completion of a business combination or similar transaction is essential to the Company's ability to continue operations. These negotiations however, are preliminary in nature and we can provide no assurance that they will be successful.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1999:

                                                     1999         1998
                                                     ----         ----

      Net cash used in operating activities       $(330,000)   $(229,000)
      Net cash provided by investing activities     334,000      335,000
      Net cash used in financing activities          (1,000)    (243,000)

Net cash used in operating activities increased in fiscal 1999 compared to fiscal 1998 due to decreased costs and expenses associated with operating the Company as it became inactive operationally. However, cash was utilized to reduce payables incurred in 1998 for operating activities which resulted in an increase in cash utilized in operating activities

Net cash provided by investing activities of $330,000 in fiscal 1999 principally resulted from the sale of the DJ Basin and Ohio River properties, net of proceeds used to retire existing debt.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Year 2000 Issues

"Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect many computers and other devices that contain imbedded computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 7. Financial Statements
----------------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    Part III
                                    --------

Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

     a. Identification of Directors and Executive Officers

     The following are the directors and executive officers of the Company at March 31, 1999:

         Name                  Age                 Office
         ----                  ---                 ------

     Karlton Terry             45           Chairman of the Board, President and
                                            Chief Executive Officer

     Denis Bell                64           Director


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

     Denis Bell. Mr. Bell is executive chairman and a founding shareholder of Rackwood Mineral Holdings PLC, a coal producing company in the United Kingdom. He was appointed a director of Rackwood Mineral Holding PLC in 1993. His experience in mining, particularly open cast mining, commenced in 1968 when he established his own company to operate a number of open cast sites and two small underground mines. This company was sold to Mining Investment Corporation Limited, where he remained a director until 1979. Since then he has been involved as an Executive Director of a number of private and public mineral companies, including NSM PLC (from which he resigned in 1989), Anglo United PLC (from which he resigned in 1991) and Denis Bell Inc. and its subsidiaries. Mr. Bell, through Haddon, Inc., of which he owns 100%, has owned oil and gas properties in the United States since 1983.

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

     Not applicable

     d. Involvement in Certain Legal Proceedings

     Not applicable

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership with the SEC and Nasdaq. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1999, its executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements.

Item 10. Executive Compensation
-------------------------------

     a.   Summary Compensation Table

     The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1999, 1998 and 1997. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1999.


                                                                        Long Term
                               Annual Compensation                 Compensation Awards
                     ---------------------------------------   --------------------------
Name and Principal                              Other Annual     Restricted      Options
Position             Year    Salary     Bonus   Compensation   Stock Award ($)   SARS (#)
------------------   ----   ---------   -----   ------------   ---------------   --------
Karlton Terry        1999   $  86,452   $  --     $    --          $    --          --
President, Chief     1998   $ 118,749      --          --               --          --
Executive Officer    1997   $ 125,000      --          --               --          --
and Director  (1)


     (1) Karlton Terry became Chief Executive Officer on December 8, 1995.


                                       11

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the years ended March 31, 1999, 1998 and 1997.

     b.   Option/SAR Grants Table

     There were no individual grants of options or stock appreciation rights ("SARs") granted to the Chief Executive Officer during the year ended March 31, 1999.

     c.   Aggregated Option Exercise and Fiscal Year-End Option Value Table

     There were no exercises of stock options by the Chief Executive Officer in fiscal 1999. (See footnotes (1) and (2) under Item 10(a)). The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of March 31, 1999 and their values at such date. There are no SARs outstanding at March 31, 1999.

                         Number of Securities               Value of
                        Underlying Unexercised      Unexercised In-the-Money
                         Options at FY-End (#)      Options at FY-End ($)(1)
                      --------------------------   --------------------------
        Name          Exercisable  Unexercisable   Exercisable   Unexercisable
--------------------  -----------  -------------   -----------   -------------
Robert E. Thrailkill    120,000         --              --            --

(1) On March 31, 1999, the last reported bid price of the Common Stock as quoted on the Nasdaq Bulletin Board was $0.03 per share. Value is calculated on the basis of the difference between the option price and $0.03 multiplied by the number of shares of Common Stock granted at that option price. The exercise prices for the various options granted are $1.65 (25,000 options), $.68 (50,000 options) and $1.31 (45,000 options). At
     March 31, 1999, the last reported bid price was lower than the exercise prices of $1.65 (25,000 options), $.68 (50,000 options) and $1.31 (45,000 options); therefore, no value is ascribed to those options in the above table.

     d.   Compensation of Directors

     All directors are reimbursed for their travel expenses in connection with meetings. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1999 in addition to or in lieu of the amounts stated above.

     e.   Employment    Contracts   and    Termination    of   Employment    and
          Change-in-Control Arrangements.

     In December 1995, the Company entered into an Executive Employment Agreement (the "Agreement") with Karlton Terry, the Company's President. The Agreement is for a three-year term and is renewable from year to year thereafter unless previously terminated by either party. In efforts to reduce overhead, in October 1997 the Agreement was modified to be effective January 1, 1998 for a three-year term unless terminated earlier by either party. The modified Agreement called for an annual salary reduction from $125,000 per year to $100,000 per year and removed Mr. Terry's company car and club membership as compensation. Effective January 1, 1999, Mr. Terry is to be compensated for his services at the rate of $500.00 per day for the days worked for the Company. This agreement expires December 31, 1999. Mr. Terry spends as much time as required and has approximated three days per week since January 1, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     a.   Security Ownership of Certain Beneficial Owners

     The following table shows, as of March 31, 1999, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock or Class B Common Stock:

                                                    Amount and Nature
                           Name and Address of        of Beneficial    Percent
   Title of Class           Beneficial Owner            Ownership      of Class
--------------------        ----------------            ---------      --------
Class B Common Stock  Karlton Terry                    5,228,022 (1)     71.9%
                      700 East 9th Avenue, Suite 106
                      Denver, CO 80203

Class B Common Stock  Jubal Terry                      1,034,353 (2)     14.2%
                      700 East 9th Avenue, Suite 106
                      Denver, CO 80203

Class B Common Stock  Karlton Terry Oil Company        3,749,565         51.6%
                      700 East 9th Avenue, Suite 106
                      Denver, CO 80203

Common Stock          Consult & Assist                   550,000 (3)     15.2%
                      P.O. Box 9856
                      Rancho Santa Fe, CA 92067

Common Stock          LMU & Company                      480,000 (4)     13.3%
                      1200 17th Street, Suite 1000
                      Denver, CO 80202

Common Stock          Robert E. Thrailkill               375,180 (5)     10.4%
                      716 College View Dr.
                      Riverton, WY 82501

Common Stock          Haddon, Inc.                       375,000 (6)     10.4%
                      c/o Coal Contractors
                      Gowen Mine
                      Fern Glen, PA 18241-2145

Common Stock          Francarep, Inc.                    275,000 (7)      7.6%
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

     b.   Security Ownership of Management

     The following table shows, as of March 31, 1999, management's ownership of the Company's Common Stock and Class B Common Stock:

                                                      Amount and Nature
                             Name and Address           of Beneficial   Percent
   Title of Class           of Beneficial Owner          Ownership      of Class
--------------------        -------------------          ---------      --------
Class B Common Stock   Karlton Terry                    5,228,022 (1)     71.9%
                       700 East 9th Avenue, Suite 106
                       Denver, CO 80203

Class B Common Stock   Denis Bell                         192,945 (2)      2.7%
                       700 East 9th Avenue, Suite 106
                       Denver, CO 80203

Class B Common Stock   All officers and directors as a
                       group (two persons)              5,420,967         72.1%

Common Stock           Denis Bell                         375,000 (2)     10.5%
                       700 East 9th Avenue, Suite 106
                       Denver, CO 80203

Common Stock           All officers and directors as a
                       group (two persons)              375,000         10.5%

     (1) Includes 1,478,457 shares owned directly and 3,749,565 shares owned indirectly through Karlton Terry Oil Company, of which Karlton Terry owns 87.5%.

     (2) All shares are owned indirectly through Haddon, Inc., of which Mr. Bell owns 100%.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     a.   Certain Relationships

          On June 19, 1998 the Company loaned $150,000 to a Company that is partially owned by a director, Denis Bell. The loan was due on March 31, 1999 and was extended until July, 1999 in consideration of an extension fee of $12,500. The loan bears interest at the rate of 15% and is now due September, 1999. The note is guaranteed by another entity controlled by Denis Bell.

     b.   Indebtedness of Management

          Except a discussed in the preceding paragraph, no officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1999 in an amount exceeding $60,000.

     c.   Transactions with Parent of Issuer

          Not applicable

     d.   Transactions with Promoters

          Not applicable

                                     PART IV
                                     -------

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

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

         10.7 Management Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation and Robert E. Thrailkill (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

         10.8 Voting Agreement dated November 30, 1995 among the Registrant, Bishop Cable Communications Corporation, Karlton Terry Oil Company, Karlton Terry and Jubal Terry (incorporated by reference to Form 8-K dated December 8, 1995, File No. 0-10006). (1)

         10.9 Executive Employment Agreement dated December 1, 1995, between the Registrant and Karlton Terry (incorporated by reference to Exhibit 10.9 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

         10.10 1995 Stock Option and Stock Compensation Plan as adopted on December 8, 1995 (incorporated by reference to Exhibit 10.10 to Registrant's Form 10-KSB for the year ended March 31, 1996, File No. 0-10006). (1)

         10.11 Asset Purchase Agreement dated June 4, 1998, between American Rivers Oil Company and Trinity Energy Corporation

         10.12 Sale of Assets Agreement dated June 1, 1998, between American Rivers Oil Company and Triad Energy Corp. of West Virginia, Inc.

         10.13 Promissory note dated June 19, 1998, by Coal Contractors (1991), Inc. and extension of promissory note dated March 25, 1999.

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

                                           AMERICAN RIVERS OIL COMPANY
                                           (Registrant)


Date: July 14, 1999                        By: /s/ Karlton Terry
                                              -------------------
                                              Karlton Terry
                                              President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: July 14, 1999                           /s/ Karlton Terry
                                              -----------------
                                              Karlton Terry
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)



Date: July 14, 1999                           /s/ Denis Bell
                                              --------------
                                              Denis Bell
                                              Director

                           American Rivers Oil Company
                                and Subsidiaries

                        Consolidated Financial Statements
                               For the Years Ended
                             March 31, 1999 and 1998

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----


Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - March 31, 1999..................................F-3

Consolidated Statements of Operations -
     For the Years Ended March 31, 1999 and 1998.............................F-4

Consolidated Statements of Changes in Stockholders' Equity -
     For the Years Ended March 31, 1999 and 1998.............................F-5

Consolidated Statements of Cash Flows -
     For the Years Ended March 31, 1999 and 1998.............................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
American Rivers Oil Company
Denver, Colorado


We have audited the accompanying consolidated balance sheet of American Rivers Oil Company and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Rivers Oil Company and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred an accumulated deficit of $4.6 million, recurring net losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HEIN + ASSOCIATES LLP

Denver, Colorado
June 13, 1999


                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                                      $     2,974
    Oil and gas properties held for sale                                           93,376
    Prepaid expenses and other                                                      1,077
                                                                              -----------
             Total current assets                                                  97,427

OTHER ASSETS                                                                        3,527
                                                                              -----------

TOTAL ASSETS                                                                  $   100,954
                                                                              ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
    Current maturities of long-term debt                                      $    75,824
    Accounts payable and accrued expenses                                          37,747
                                                                              -----------
             Total current liabilities                                            113,571

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.50 par value; 5,000,000 shares authorized; no shares
         issued                                                                      --
    Common stock, $.01 par value; 20,000,000 shares authorized;
         4,713,004 shares issued                                                   47,130
    Class B common stock, $.01 par value; 8,000,000 shares authorized;
         7,267,820 shares issued and outstanding                                   72,678
    Additional paid-in capital                                                  6,193,893
    Related party note receivable, net of origination fee of $12,500, and
         allowance for doubtful accounts of $150,000                                 --
    Accumulated deficit                                                        (4,595,513)
    Less treasury stock, at cost, 1,147,234 common shares                      (1,730,805)
                                                                              -----------
             Total stockholders' deficit                                          (12,617)
                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $   100,954
                                                                              ===========




       See accompanying notes to these consolidated financial statements.

                                       F-3

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         FOR THE YEARS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1999           1998
                                                         ----           ----

REVENUE:
    Oil and gas sales                                $    17,968    $   655,398
    Operator fees                                           --            2,578
                                                     -----------    -----------
             Total revenue                                17,968        657,976

EXPENSES:
    Oil and gas production costs                          37,706        408,594
    Exploration costs                                      5,303          5,124
    General and administrative                           386,466        475,381
    Depreciation and depletion                             9,210        296,804
    Impairment of oil and gas properties                    --        2,567,440
                                                     -----------    -----------
             Total expenses                              438,685      3,753,343
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (420,717)    (3,095,367)

OTHER INCOME (EXPENSE):
    Gain on sale of oil and gas properties               292,838         92,451
    Equity in loss of Bishop Capital Corporation            --          (95,263)
    Interest (expense)                                    (3,056)       (83,724)
    Interest income                                       16,529           --
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                       (114,406)    (3,181,903)

DEFERRED INCOME TAX BENEFIT                                 --          232,000
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (114,406)   $(2,949,903)
                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE:
    Common stock                                     $      --      $      (.29)
                                                     ===========    ===========

    Class B common stock                             $      --      $      (.26)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Common stock                                       3,606,000      3,614,000
                                                     ===========    ===========

    Class B common stock                               7,268,000      7,268,000
                                                     ===========    ===========



       See accompanying notes to these consolidated financial statements.


                                       AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                                           Additional
                                                         Common Stock            Class B Common Stock       Paid-in
                                                     Shares        Amount        Shares        Amount       Capital
                                                     ------        ------        ------        ------       -------

BALANCES, April 1, 1997                             4,713,004   $    47,130     7,267,820   $    72,678   $ 7,797,203

  Consummation of spin-off of Bishop                     --            --            --            --      (1,595,190)
    Capital Corporation
  Issuance of treasury stock for services                --            --            --            --          (8,120)
  Net loss                                               --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

BALANCES, March 31, 1998                            4,713,004        47,130     7,267,820        72,678     6,193,893

  Purchase of treasury stock                             --            --            --            --            --
  Net income                                             --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------

BALANCES, March 31, 1999                            4,713,004   $    47,130     7,267,820   $    72,678   $ 6,193,893
                                                  ===========   ===========   ===========   ===========   ===========

(Table continues below)

                                                         Treasury Stock          Accumulated
                                                    Shares          Amount         Deficit        Total
                                                    ------          ------         -------        -----

BALANCES, April 1, 1997                             1,101,234    $(1,736,062)   $(1,531,204)   $ 4,649,745

  Consummation of spin-off of Bishop                     --             --             --       (1,595,190)
    Capital Corporation
  Issuance of treasury stock for services              (4,000)         6,320           --           (1,800)
  Net loss                                               --             --       (2,949,903)    (2,949,903)
                                                  -----------    -----------    -----------    -----------

BALANCES, March 31, 1998                            1,097,234     (1,729,742)    (4,481,107)       102,852

  Purchase of treasury stock                           50,000         (1,063)          --           (1,063)
  Net income                                             --             --         (114,406)      (114,406)
                                                  -----------    -----------    -----------    -----------

BALANCES, March 31, 1999                            1,147,234    $(1,730,805)   $(4,595,513)   $   (12,617)
                                                  ===========    ===========    ===========    ===========


                           See accompanying notes to these consolidated financial statements.


                                                           F-5


                         AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        FOR THE YEARS ENDED
                                                                              MARCH 31,
                                                                    --------------------------
                                                                         1999          1998
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $  (114,406)   $(2,949,903)

   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and depletion                                       9,210        296,804
         Bad debt expense                                               150,000           --
         Impairment of oil and gas properties                              --        2,567,440
         Amortization of debt issuance costs                               --            9,100
         Equity in loss of Bishop Capital Corporation                      --           95,263
         Gain on sale of oil and gas properties                        (292,838)       (92,451)
         Deferred income tax benefit                                       --         (232,000)
         Issuance of treasury stock for services                           --            1,800
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Oil and gas sales receivable                              80,877         33,290
               Prepaid expenses and other                                11,608         (6,874)
            Increase (decrease) in:
               Payable to Class B shareholder                              --            9,989
               Payable to related party                                 (55,319)        (6,106)
               Accounts payable and accrued expenses                   (118,733)        44,760
                                                                    -----------    -----------
      Net cash used in operating activities                            (329,601)      (228,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                      (22,787)      (109,893)
   Proceeds from sale of property and equipment                         506,345        445,379
   Advances under related party note receivable                        (150,000)          --
                                                                    -----------    -----------
      Net cash provided by investing activities                         333,558        335,486

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                --           22,525
   Principal payments on borrowings                                        --         (258,510)
   Purchase of treasury stock                                            (1,063)          --
   Private placement offering costs                                        --           (6,800)
                                                                    -----------    -----------
      Net cash used in financing activities                              (1,063)      (242,785)
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           2,894       (136,187)

CASH AND EQUIVALENTS, beginning of year                                      80        136,267
                                                                    -----------    -----------

CASH AND EQUIVALENTS, end of year                                   $     2,974    $        80
                                                                    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                           $     3,035    $    78,460
                                                                    ===========    ===========

   Cash paid for income taxes                                       $      --      $      --
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Debt incurred for acquisition of oil and gas properties          $      --      $    61,425
   Consummation of spin-off of Bishop Capital Corporation                  --        1,595,190
   Repayment of borrowings from proceeds from sale of oil and gas
      properties                                                        540,000           --


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

     The consolidated financial statements included herein give effect to these transactions by recording KTOC's Contributed Properties at their historical carrying value since the KTOC owners continue to exercise control of the Contributed Properties through their majority voting interest. Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary, Bishop Capital Corporation, formerly Bishop Cable Communications Corporation (Bishop), where they were being operated autonomously by the prior management of Metro pursuant to the terms of a five-year operating agreement. The Option Properties acquired were recorded based on the cash and the fair value of securities and other consideration issued.

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


2.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - The Company has been primarily engaged in the exploration, development, and production of oil and natural gas in the continental United States. Most of the Company's properties were located in Colorado and along the Ohio River in West Virginia, Kentucky, and Indiana. During 1998 and 1999, substantially all properties were sold. Management of the Company is currently negotiating a merger whereby there would likely be a change of control.

     Principles of Consolidation - The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for Bishop which was accounted for under the equity method due to the absence of control discussed in Note 1. All material intercompany transactions and accounts have been eliminated in consolidation.

     Cash and Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

     Assets held for sale were evaluated for impairment as of March 31, 1999. However, no impairment provision was necessary since the estimated fair value was in excess of the carrying value.

     Income Taxes - Income taxes are provided for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

     Revenue Recognition - Revenue from oil and gas sales is recorded on an accrual basis as sales are made and deliveries occur.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Earnings Per Share - Earnings per share is presented in accordance with the provisions of SFAS No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1999 and 1998 as all potential common shares were antidulitive.

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

     The Company's financial statements are based on a number of significant estimates including the realization of the note receivable from a related party, determination of the estimated fair value of oil and gas properties held for sale, assumptions affecting the estimated fair value of stock-based compensation, and oil and gas reserve quantities which were the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates are expected to change as future information becomes available.

     Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, but is subject to the related disclosure requirements.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   CONTINUING OPERATIONS:

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. For the years ended March 31, 1999 and 1998, the Company has incurred net losses of $114,406 and $2,949,903, respectively. The Company's operating activities have utilized cash in each of the past two years, and the Company has incurred an accumulated deficit of approximately $4.6 million through March 31, 1999. The ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve profitable operations and to raise sufficient capital to meet working capital requirements. The Company is currently negotiating a merger which is integral to the Company's ability to continue operations. The success of this merger cannot be assured. In the event the merger is completed, there would likely be a change in control of the Company.


4.   INVESTMENT IN BISHOP:

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

                                                      Period From
                                                     April 1, 1997
                                                        Through
                                                     June 20, 1997
                                                     -------------

               Revenue                                 $  82,132
               Costs and expenses                       (213,445)
               Gain on sale of marketable securities        --
               Other income (expense)                     36,050
                                                       ---------

                   Net loss                            $ (95,263)
                                                       =========

                   Company's equity in Bishop's loss   $ (95,263)
                                                       =========


     As discussed in Note 1, on June 20, 1997, 885,481 shares of Bishop were distributed pro rata to the Company's common stockholders (excluding holders of Class B common stock) and the remaining 3,614,519 shares of Bishop owned by AROC were canceled.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   INCOME TAXES:

     In addition to the entities which are consolidated for financial reporting purposes, the Company prepared a consolidated income tax return with Bishop Capital Corporation through the June 20, 1997 spin-off.

     A reconciliation of income taxes at the statutory rate to the income tax benefit reported in the accompanying financial statements is as follows:


                                              Years Ended March 31,
                                           --------------------------
                                               1999           1998
                                               ----           ----

         Computed income tax benefit
           at the statutory rate           $    39,000    $ 1,080,000
         State income taxes and other            6,000         95,000
         Allowance for bad debts               (58,000)          --
         Tax depletion in excess of book
           depletion and other                  63,000           --
         Change in valuation allowance         (50,000)      (943,000)
                                           -----------    -----------

                  Total                    $      --      $   232,000
                                           ===========    ===========


     Deferred tax assets and liabilities as of March 31, 1999 are comprised of the following:


              Asset:
                   Net operating loss carryforwards   $   990,000
                   Oil and gas properties                 250,000
                                                      -----------
                                                        1,240,000
              Liability:
                   Allowance for bad debts                (40,000)

              Less valuation allowance                 (1,200,000)
                                                      -----------

                       Net deferred tax asset         $      --
                                                      ===========


     At March 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approxi mately $2,600,000 which expire primarily in 2009 through 2013. Due to the spin-off discussed in Note 1, the Company has not recognized deferred tax assets related to net operating losses attributable to Bishop.


6.   LONG-TERM DEBT:

     At March 31, 1999, long-term debt consists of a production payment obligation that was incurred in connection with the purchase of the Option Properties discussed in Note 1. As part of the consideration for the Option Properties, the Company agreed to assign a portion of the oil and gas sales proceeds from one of the properties acquired until a total of $130,000 is paid to the seller. The Company recorded this non-recourse obligation at the present value of the expected cash flows from the property of $77,184, based on a discount factor of 11.5%. The Company plans to sell the property to which this obligation relates during the year ending March 31, 2000. Accordingly, the entire balance of $75,824 is classified as a current liability in the accompanying balance sheet.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   COMMON STOCK:

     In connection with the Asset Purchase Agreement, the Company agreed to grant an option (the"Option") to Bishop to acquire 800,000 shares of common stock to be distributed pro rata to the holders of the Company's common stock. The Option will be exercisable for a period of 120 days at an exercise price of $.10 per share commencing December 1998 in the event that one of the following events has not occurred by such time: (a) the Company has a minimum of $16.5 million of proved and probable reserves as set forth in an independent petroleum engineer's report prepared in accordance with SEC pricing and cost assumptions; or, (b) the average bid price for the common stock shall have been at least $4.00 for two periods of 20 consecutive trading days; or (c) cash flow (gross revenues from oil and gas production less expenses directly charged against such production) for the Company shall have been greater than $2,000,000 for any fiscal year. The Company did not comply with any of these conditions and the option was required to be distributed in December 1998.

     However, since fair value of the Company's common stock was substantially less than the $.10 per share exercise price, management decided to forego the administrative cost of distributing this option to the common stockholders. Accordingly, this option expired in April 1999.

     In December 1995, the Company commenced a private placement of a minimum of 500,000 shares and a maximum of 1,800,000 shares of the Company's common stock for $1.00 per share. In February 1996, the Company issued 537,500 shares and an additional 405,000 shares were issued during the year ended March 31, 1997. In November 1996, the Company completed a second private placement of 275,000 units for $1.00 per share. Each unit consisted of one share of common stock and one option. The options are exercisable at $1.00 per share and expire 2 years from the date the associated shares are registered. These shares have not been registered as of March 31, 1999.

     Outstanding shares of Class B common stock are convertible into shares of common stock on a one-for-one share basis commencing in December 1998.


8.   RELATED PARTY TRANSACTIONS:

     At March 31, 1999, the Company has a note receivable of $150,000 due from an entity in which a director of the Company has a significant ownership interest. The note was amended on March 31, 1999 to extend the payment terms and the maker agreed to pay a fee of $12,500 which is being amortized over the extended term of the loan. The terms of the note, as amended, provide for the payment of interest on a current basis at 15% with the entire balance due in September 1999. The note is guaranteed by another entity controlled by the director. This receivable arose as a result of merger discussions with an entity owned by this director. However, the merger discussions did not result in a definitive agreement. Management believes that the receivable is fully collectible; however, management has fully reserved the note in the accompanying balance sheet, due to the uncertainties of collection.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In addition to the working interests in the oil and gas properties included in the accompanying financial statements, KTOC also owns royalty interests in some of the properties and has rights to reversionary interests. Revenues related to these interests are excluded from the accompanying financial statements since they were retained by KTOC.


9.   COMMITMENTS AND CONTINGENCIES:

     Leases - The Company leases its office facilities from a major stockholder under a lease agreement that required monthly payments of $1,382 until October 1998 and continued to lease this space on a month-to-month basis thereafter. Total rent expense under all operating leases for the years ended March 31, 1999 and 1998 amounted to $14,900 and $16,600, respectively.

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

     Contingency - In connection with the private placement discussed in Note 7, the Company sold 275,000 units to an entity that has asserted that it was harmed by its inability to sell some or all of its shares of the Company's common stock in 1997 because such shares were not registered for resale. The entity has claimed that the Company agreed to register the shares of common stock but failed to do so. In February 1999, the entity filed suit in U.S. District Court against the Company and its President alleging material, intentional and negligent misrepresentations. The entity is seeking damages of $275,000 plus interest. Due to the preliminary nature of this matter, the Company is not able to assess the likelihood of an unfavorable outcome.


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

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a summary of stock options granted under the 1995 Plan for the years ended March 31, 1999 and 1998:

                                              1999                  1998
                                      --------------------  -------------------
                                                  Weighted             Weighted
                                                  Average              Average
                                       Number     Exercise   Number    Exercise
                                      of Shares    Price    of Shares    Price
                                      ---------    -----    ---------    -----

     Outstanding, beginning of year    505,000    $   1.15   505,000   $   1.15

        Expired                        (45,000)       1.38      --          --
                                       -------               -------

     Outstanding, end of year          460,000    $   1.13   505,000   $   1.15
                                       =======               =======


     At March 31, 1999, all outstanding options were vested. If not previously exercised, options outstanding at March 31, 1999, will expire as follows:


                                            Year Ending March 31,
          Exercise Price                ------------------------------
            Per Share                    2000       2001        Total
            ---------                    ----       ----        -----

              $1.00                      -         400,000     400,000
               2.00                     60,000       -          60,000
                                        ------     -------     -------
                                        60,000     400,000     460,000
                                        ======     =======     =======


     Other Plans - In prior years, the Company adopted two other stock option plans under which options have been or may be granted to officers, employees, and non-employee members of the Board of Directors. Under these two plans, options granted may be either incentive stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. One of the plans expired in January 1992. In November 1995, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the other plan to 500,000 shares. No options were granted, expired, canceled, or exercised during the years ended March 31, 1999 and 1998 At March 31, 1999, options for 175,000 shares were outstanding at a weighted average exercise price of $1.09 per share.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     All of these options were exercisable at March 31, 1999. If not previously exercised, options outstanding at March 31, 1999, will expire as follows:


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
                                             =======


     Other Options - As discussed in Note 7 and options for 275,000 shares were granted in connection with the private placement completed in November 1996.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. For 1999 and 1998, there were no options granted and accordingly, pro forma information is not presented.

     1987 Stock Bonus Plan - In December 1987, the Company adopted the 1987 Stock Bonus Plan and reserved 250,000 shares (200,000 of which may be allocated to officers and/or directors) for allocation to employees. As of March 31, 1999, 225,160 shares have been awarded under this plan.

     Employee Stock Ownership Plan - During the year ended March 31, 1992, the Company adopted an Employee Stock Ownership Plan (the ESOP) and reserved 250,000 shares for issuance under the ESOP. The ESOP provides for the establishment of a trust to hold ESOP assets which will primarily consist of common stock of the Company. The ESOP will be funded by the Company through annual contributions to the trust in amounts which are determined by the Board of Directors in its sole discretion and which will be allocated to each participant's account in proportion to the ratio that each participant's compensation for the fiscal year bears to the total compensation of all participants for the fiscal year. No contributions were made to the ESOP for the years ended March 31, 1999 and 1998.


11.  FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, at March 31, 1999, management's best estimate is that the carrying amount of cash, receivables, notes payable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. Management estimates that the fair value of the non-recourse production payment obligation (included in long-term debt) is less than $1,000 compared to the carrying value of $75,824.

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  SUPPLEMENTAL OIL AND GAS DISCLOSURES:

     Costs Incurred in Oil and Gas Producing Activities - The following is a summary of costs incurred in oil and gas producing activities for the years ended March 31, 1999 and 1998:


                                               1999       1998
                                               ----       ----

                Property acquisition costs   $   --     $ 61,000
                Development costs                --      110,000
                Exploration costs               5,000      5,000
                                             --------   --------

                   Total                     $  5,000   $176,000
                                             ========   ========


     Results of Operations from Oil and Gas Producing Activities - Results of operations from oil and gas producing activities (excluding operator fees, general and administrative expense, and interest expense) for the years ended March 31, 1999 and 1998 are presented below.


                                                    1999           1998
                                                    ----           ----

    Oil and gas sales                           $    18,000    $   655,000
    Gain on sale of oil and gas properties          293,000         92,000
    Production costs                                (38,000)      (409,000)
    Exploration costs                                (5,000)        (5,000)
    Depletion and depreciation                       (9,000)      (296,000)
    Impairment of oil and gas properties               --       (2,567,000)
    Imputed income tax benefit                         --          232,000
                                                -----------    -----------

       Results of operations from oil and gas
       producing activities                     $   259,000    $(2,298,000)
                                                ===========    ===========


     Oil and Gas Reserve Quantities (Unaudited) - Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by the Company's independent petroleum engineer. All proved reserves of oil and gas at March 31, 1998 are located in the United States. There were no proved oil and gas reserves at March 31, 1999. The following tables present estimates of the Company's net proved oil and gas reserves, and changes therein for the years ended March 31, 1999 and 1998.



                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Changes in Net Quantities of Proved Reserves (Unaudited)


                                                     1999                       1998
                                          ------------------------    ------------------------
                                             Oil            Gas           Oil           Gas
                                            (bbls)         (mcf)         (bbls)        (mcf)
                                            ------         -----         ------        -----

Proved reserves, beginning of year            65,000     1,148,000     1,361,000     4,542,000
        Purchase of minerals in place           --            --           2,000        33,000
        Sales of minerals in place           (57,000)   (1,135,000)      (93,000)     (160,000)
        Revisions of previous estimates       (8,000)         --      (1,188,000)   (3,069,000)
        Production                              --         (13,000)      (17,000)     (198,000)
                                          ----------    ----------    ----------    ----------

Proved reserves, end of year                    --            --          65,000     1,148,000
                                          ==========    ==========    ==========    ==========

Proved developed reserves, beginning
        of year                               65,000     1,148,000       368,000     3,250,000
                                          ==========    ==========    ==========    ==========

Proved developed reserves, end of year          --            --          65,000     1,148,000
                                          ==========    ==========    ==========    ==========


     Standardized Measure of Discounted Future Net Cash Flows (Unaudited) - SFAS No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

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

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves as of March 31, 1999 and 1998 based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.


                                                             1999      1998
                                                             ----      ----

  Future cash inflows                                        $--   $ 3,099,000
  Future production costs                                     --    (2,018,000)
  Future development costs                                    --          --
  Future income tax expense                                   --          --
                                                             ---   -----------
          Future net cash flows                               --     1,081,000

  10% annual discount for estimated timing of cash flow       --      (373,000)
                                                             ---   -----------

  Standardized measure of discounted future net cash flows   $--   $   708,000
                                                             ===   ===========


     Changes in Standardized Measure (Unaudited) - The following are the principal sources of change in the standardized measure of discounted future net cash flows for the years ended March 31, 1999 and 1998:


                                                     1999           1998
                                                     ----           ----

    Standardized measure, beginning of year      $   708,000    $ 7,794,000
    Sale of oil and gas produced,
       net of production costs                        20,000       (247,000)
    Acquisition of reserves in place                    --           57,000
    Sale of minerals in place                       (675,000)      (479,000)
    Net changes in prices and production costs          --       (6,815,000)
    Net changes in estimated development costs          --        1,320,000
    Revisions of previous quantity estimates         (53,000)    (5,331,000)
    Accretion of discount                               --          779,000
    Changes in income taxes, net                        --        3,630,000
                                                 -----------    -----------

    Standardized measure, end of year            $      --      $   708,000
                                                 ===========    ===========