Form 10QSB
period 1999-06-30
AMERICAN RIVERS OIL CO/WY
filed 1999-08-18
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

      Quarterly Period Ended June 30, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

      Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANY
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Wyoming                                              84-0839926
          -------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

700 East Ninth Avenue, Suite 106, Denver, CO                      80203
--------------------------------------------                      ------
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

The number of shares outstanding as of June 30, 1999 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,565,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
    -----      -----

                  American Rivers Oil Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 1999


                  Assets
Current asssets:
  Cash and equivalents                             $        83
  Oil and gas properties held for sale                  93,376
                                                   -----------
    Total current assets                                            $    93,459

Other assets                                                              3,382
                                                                    -----------
Total assets                                                        $    96,841
                                                                    ===========

   Liabilities and Stockholders' Equity

Current liabilites:
  Current maturities of long-term debt             $    75,824
  Accounsts payable and accrued expenses                58,883
  Payable to related parties                             4,475
                                                   -----------
    Total current liabilites                                        $   139,182

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.50 par value 5,000,000
    shares authorized, no shares issued
  Common stock $.01 par value, 20,000,000
    shares authorized, 4,713,004 shares issued          47,130
  Class B common stock $.01 par value,
    8,000,000 shares authorized, 7,267,820 shares
    issued and  outstanding                             72,678
  Related party note receivable, net of
    origination fee of $12,500  and allowance
    for doubtful accounts of $150,000                        0
  Additional  paid-in capital                        6,193,892
  Accumulated deficit                               (4,625,236)
  Less treasury stock at cost, 1,147,234
     common shares                                  (1,730,805)
                                                   -----------

    Total stockholders' equity                                          (42,341)
                                                                    -----------

Total liabilities and stockholders' equity                          $    96,841
                                                                    ===========



       See accompanying notes to these consolidated financial statements.

                  American Rivers Oil Company and Subsidiaries
                      Consolidated Statement of Operations
                       For the Three Months Ended June 30,
                                   (Unaudited)

                                                      1999              1998
                                                      ----              ----
Oil and gas sales                                  $         0      $    18,871
                                                   -----------      -----------
  Total revenue                                              0           18,871
Expenses:
  Production costs                                           0           21,043
  Exploration costs                                          0              972
  General and admin                                     29,488           82,929
  Depletion                                                  0           10,600
                                                   -----------      -----------
    Total expenses                                      29,488          115,544
                                                   -----------      -----------

Income (loss) from operations                          (29,488)         (96,673)

Other income (expense):
  (Gain) loss on sale Oil & Gas Prop                         0          205,174
  Interest expense                                           0           (9,884)
                                                   -----------      -----------

Income (loss) before income taxes                      (29,488)          98,617

Income taxes                                                 0                0
                                                   -----------      -----------

Net income (loss)                                  ($   29,488)     $    98,617
                                                   ===========      ===========

Net income (loss) per share
  Common stock                                     ($     0.00)     $      0.00
                                                   ===========      ===========
  Class B common stock                             ($     0.00)     $      0.01
                                                   ===========      ===========

Weighted average number of
 shares outstanding
  Common stock                                       3,565,770        3,611,700
                                                   ===========      ===========
  Class B common stock                               7,267,820        7,267,820
                                                   ===========      ===========




       See accompanying notes to these consolidated financial statements.

                  American Rivers Oil Company and Subsidiaries
                      Consolidated Statement of Cash Flows
                       For the Three Months Ended June 30,
                                   (Unaudited)



                                                           1999          1998
                                                           ----          ----
Cash Flow from operating activities
Net Income (Loss)                                       ($ 29,723)    $  98,617
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization                  144        10,745
    Gain on sale of oil and gas properties                             (205,174)
Changes in operating assets & liabilities:
(Increase) Decrease in:
  Oil and gas sales receivable                                           68,660
  Prepaid expenses                                          1,077        (1,177)
  Accounts receivable, affiliates                                      (150,000)
Increase (Decrease) in:
   Accounts payable, class B shareholder                    4,475       (42,894)
   Accounts payabe and accrued expenses                    21,136       (96,312)
                                                        ---------     ---------
Net cash used in operating activities                      (2,891)     (317,535)
                                                        ---------     ---------



Cash flows from Investing:
  Proceeds from sale of oil and gas properties                  0       900,327
                                                        ---------     ---------
     Net cash provided by investing activities                  0       900,327
                                                        ---------     ---------

Cash flows from financing activities:
   Principal payments on borrowings                             0      (540,000)
                                                        ---------     ---------
      Net cash  (used in) Investing activities                  0      (540,000)
                                                        ---------     ---------

Net increase (decrease) in cash and equivalents            (2,891)       42,792

Cash Beginning                                              2,974            80

Cash Ending                                             $      83     $  42,872
                                                        =========     =========







        See accompanying notes to these consolidated financial statements

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the three months ended June 30 1999 and 1998. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1999, previously filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the 1998 financial statements to conform to the presentation in 1999. The reclassifications had no effect on the 1998 results of operations.

2.       Sale of Oil and Gas Properties -1998

On June 4, 1998, Company entered into an agreement to sell the Company's Colorado oil and gas properties with an effective date of March 1, 1998, in order to provide liquidity and to repay short-term bank debt. The Company realized proceeds from the disposition of these properties in the amount of $900,327. The proceeds were used as follows:

           Bank debt                                   $ 540,000
           Payables to related parties                    42,894
           Advances to affiliates                        150,000
           Accounts payable and working capital          167,434
                                                         -------
                                                         900,327

3.       Net Loss Per Share

The computation of net loss per share is based on the rights of each class of common stock. Each class was allocated its pro rata percentage of the consolidated net income (loss) based on the ratio of common shares outstanding to total common and Class B shares outstanding.

4.       Subsequent Event - Note Payable

On July 7,1999, the Company executed a promissory not to a bank in the amount of $75,000.00, due December 1, 1999, bearing interest at 1% over Wall Street Journal prime. The proceeds from the note were used to fund current trade obligations and provide working capital. The Company's president, Karlton Terry, also executed the note as a comaker.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to 1998

The Company's oil and gas sales revenue decreased by $19,000 or 100% in the quarter ended June 30, 1999 compared to the corresponding quarter in 1998. The primary factor in the decrease is attributed to the sale of the properties referred to in note 2 to the financial statements.

The production volumes and average sales prices during the periods were as follows:

                                                    Three Months Ended
                                                         June 30,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----

    Oil production (barrels)                         - 0 -          145
    Average sales price per barrel                $    n/a       $11.50

    Natural gas production (mcf)                     - 0 -        8,422
    Average sales price per mcf                   $    n/a       $ 2.10


Oil and gas production costs decreased by $21,000 compared to the corresponding quarter ended June 30, 1998 because certain producing properties were sold in 1998 (see note 2 to the financial statements). The BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), of comparing production costs per BOE were not applicable for the quarter ended June 30, 1999 and were $13.59 for the comparable quarter of 1998.

General and administrative expenses decreased by $53,000 or 64% for the quarter ended June 30, 1999 compared to the corresponding quarter in 1998 and is due primarily to decreases in corporate overhead.

Depreciation, depletion and amortization expense decreased by $10,600, 100% in the current quarter compared to the corresponding quarter in 1998 due to the sale of the producing properties referred to in note 2.

Interest expense decreased by $10,000 or 100% for the current quarter of 1999 over the corresponding quarter of 1998 due to a repayment of debt in 1998.

FINANCIAL CONDITION

At June 30, 1999, the Company had a working capital deficiency of $46,000.

The following summary table reflects the Company's cash flows for the nine months ended June 30, 1999, and 1998:

                                                            Three Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1999        1998
                                                             ----        ----
 Net cash used in operating activities                     $ (2,900)  $(317,000)
 Net cash provided by (used in) investing activities       $      0   $ 900,000
 Net cash provided (used in) by financing activities       $      0   $(540,000)


Net cash used in operating activities decreased $314,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 is due primarily to a decrease in operating activities. The Company utilized the proceeds from the sale of certain properties in 1998 to repay its bank obligations and currently has no significant operations which accounts for the changes in investing and financing activities

Operating Strategy

In the fiscal year ended March 31, 1999, the Company has sold a significant portion of its producing properties to meet its current obligations including its then maturing indebtedness. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with another company. The Company is currently negotiating with a candidate. The Company cannot predict whether any agreement may be reached if they are, the timing of the contemplated transaction or the results of the transaction if any agreement is reached

In view of the Company's lack of liquidity, if the contemplated merger does not take place, the Company's value and future potential could be considerably diminished.


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

The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

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


                                            AMERICAN RIVERS OIL COMPANY
                                                   (Registrant)


Date:  August  13, 1999                     By:  /s/ Karlton Terry
                                                 -------------------------------
                                                 Karlton Terry
                                                 President
                                                (Principal Executive Officer)


Date: August 13, 1999                       By:  /s/ Karlton Terry
                                                 -------------------------------
                                                 Karlton Terry
                                                 President and Acting Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)