Form 10QSB
period 1999-09-30
AMERICAN RIVERS OIL CO/WY
filed 1999-11-22
CIK 353601

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           AMERICAN RIVERS OIL COMPANYr
                           ----------------------------
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                                         84-0839926
                  -------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

700 East Ninth Avenue, Suite 106, Denver, CO                       80203
-----------------------------------------------                    -----
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

The number of shares outstanding as of September 30, 1999 of the issuer's $.01 par value Common Stock and $.01 par value Class B Common Stock were 3,565,770 and 7,267,820, respectively.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
    -----      -----


                  American Rivers Oil Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                               September 30, 1999

                                   Assets
Current assets:
  Cash and equivalents                                   $            853
  Oil and gas properties held for sale                             93,376
                                                        ------------------
    Total current assets                                                  $       94,229

Other assets                                                                       3,237
                                                                          ===============
Total assets                                                              $       97,466
                                                                          ===============

         Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt                  $          75,824
  Note payable, bank
                                                                   80,500
  Accounts payable and accrued expenses                            41,267
  Payable to related parties                                        4,475
                                                        ------------------
    Total current liabilities                                             $       202,066
                                                                          ---------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.50 par value 5,000,000 shares
  authorized, no shares issued
Common stock $.01 par value, 20,000,000 shares
  authorized, 4,713,004 shares issued                              47,130
Class B common stock $.01 par value, 8,000,000
  shares authorized, 7,267,820 shares issued and
  outstanding                                                      72,678
Related party note receivable, net of origination
  fee of $12,500  and allowance for
  doubtful accounts of $150,000                                         0
Additional  paid-in capital                                     6,193,893
Accumulated deficit                                           (4,687,496)
Less treasury stock at cost, 1,147,234 common shares          (1,730,805)
                                                        ------------------
    Total stockholders' equity                                                   (104,600)
                                                                          ---------------
Total liabilities and stockholders' equity                                $        97,466
                                                                          ===============





       See accompanying notes to these consolidated financial statements.





                                  American Rivers Oil Company and Subsidiaries
                                      Consolidated Statement of Operations
                                                   (Unaudited)

                                                           For the Three                For the Six
                                                           Months Ended                Months Ended
                                                           September 30,               September 30,
                                                        1999          1998           1999          1998
                                                    -----------------------------------------------------
REVENUE:
Oil and gas sales                                   $      -       $  3,503        $     -      $  22,374

                                                    -----------------------------------------------------

          Total revenue
                                                    ------------------------------------------------------
EXPENSES:
Oil and gas production costs                                             15,258                      36,301
Exploration costs                                                             0                         972
General and administrative                                 59,757        59,657         89,336      145,930
Depreciation, depletion and amortization                      145         1,331            290        8,587
                                                    -------------------------------------------------------

          Total expenses                                   59,902        76,246         89,626      191,790
                                                    -------------------------------------------------------


LOSS FROM OPERATIONS                                      (59,902)      (72,743)       (89,626)    (169,416)
                                                    -------------------------------------------------------


OTHER INCOME (EXPENSE)
Gain on sale of oil and gas properties                                   66,067                     271,241
Interest expense                                           (2,357)          (27)        (2,357)      (9,911)
                                                    --------------------------------------------------------

Total other income (expense)                               (2,357)        66,040        (2,357)      26,330
                                                    -------------------------------------------------------


LOSS BEFORE INCOME TAXES                                  (62,259)       (6,703)       (91,983)      91,914
                                                    -------------------------------------------------------


INCOME TAXES
Income taxes                                                    0             0              0     (33,500)
Tax benefit of net operating
   loss carryforward                                            0             0              0       33,500
                                                    -------------------------------------------------------
                                                                0             0              0            0

                                                    -------------------------------------------------------

NET INCOME (LOSS)                                    $   (62,259)       $(6,703)      $(91,983)    $ 91,914
                                                    =======================================================


NET INCOME (LOSS) PER SHARE:
Common stock                                         $     (0.00)       $ (0.00)      $  (0.00)    $   0.00
                                                    =======================================================

Class B common stock                                 $     (0.00)       $ (0.00)      $  (0.01)    $   0.01
                                                    =======================================================







                     See accompanying notes to these consolidated financial statements.





                                  American Rivers Oil Company and Subsidiaries
                                      Consolidated Statement of Cash Flows
                                     For the Six Months Ended September 30,
                                                  (Unaudited)

                                                                  1999             1998
                                                      -------------------------------------
Cash Flow from operating activities
Net Income (Loss)                                     $          (91,983)    $      91,914
Adjustments to reconcile net loss to net cas
  used in operating activities:
    Depreciation, depletion and amortization                         289             8,732
    Gain on sale of oil and gas properties                                        (271,241)
Changes in operating assets & liabilities:
(Increase) Decrease in:
  Oil and gas sales receivable                                                      80,877
  Prepaid expenses                                                 1,077             2,620
  Accounts receivable, affiliates                                                 (150,000)
Increase (Decrease) in:
   Accounts payable, class B shareholder                           4,475           (55,319)
   Accounts payable and accrued expenses                           3,521          (122,161)
                                                       ------------------------------------
Net cash used in operating activities                            (82,621)         (414,578)



Cash flows from Investing:
  Proceeds from sale of oil and gas properties                         0         1,027,434
                                                       ------------------------------------
     Net cash provided by investing activities                         0         1,027,434
                                                       ------------------------------------

Cash flows from financing activities:
Proceeds form borrowings                                          80,500
   Principal payments on borrowings                                    0         (565,000)
                                                       ------------------------------------
      Net cash  (used in) Investing activities                    80,500         (565,000)
                                                       ------------------------------------

Net increase (decrease) in cash and equivalents                  (2,121)            47,856

Cash Beginning                                                    2,974                 80

                                                       ====================================
Cash Ending                                             $           853      $      47,936

                                                       ====================================








                       See accompanying notes to these consolidated financial statements

                                                      4

                  AMERICAN RIVERS OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the three and six months ended September 30, 1999 and 1998. Quarterly results are not necessarily indicative of expected annual results. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1999, previously filed with the Securities and Exchange Commission.

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

2. Sale of Oil and Gas Properties

     On June 4, 1998, Company entered into an agreement to sell the Company's Colorado oil and gas properties with an effective date of March 1, 1998, in order to provide liquidity and to repay short-term bank debt. The Company realized proceeds from the disposition of these properties in the amount of $900,327. The proceeds were used as follows:

                  Bank debt                                   $ 540,000
                  Payables to related parties                    42,894
                  Advances to affiliates                        150,000
                  Accounts payable and working capital          167,434
                                                              ---------
                                                              $ 900,327
                                                              =========

     On September 22, 1998 the Company sold its Ohio River #1 well for $125,000. The proceeds were used as follows:

                  Accounts payable                            $ 26,000
                  Debt to Class B Shareholder                   25,000
                  Working capital and operations                74,000
                                                              --------
                                                              $125,000
                                                              ========

     In fiscal 1999 the Company sold all of its producing properties.

3. Net Loss Per Share

     The computation of net loss per share is based on the rights of each class of common stock. Each class was allocated its pro rata percentage of the consolidated net income (loss) based on the ratio of common shares outstanding to total common and Class B shares outstanding.

4. Note Payable

     On September 17,1999, the Company executed a promissory note to a bank in the amount of $110,000.00, due March 1, 2000, bearing interest at 1% over Wall Street Journal prime. The proceeds from the note were used to fund current trade obligations and provide working capital. The Company's president, Karlton Terry, also executed the note as a co-maker.

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

                               Significant Events
                               ------------------

     On November 18, 1999 the shareholders of the Company approved a merger with AROC Acquisition, Inc. (a Delaware Corporation and a subsidiary of American Rivers). As soon as the merger is completed, the Company will become a wholly-owned subsidiary of American Rivers Oil Company (a Delaware Corporation).

                              Results of Operations
                              ---------------------

             Three Months Ended September 30, 1999 Compared to 1998
             ------------------------------------------------------

The Company's oil and gas sales revenue decreased by $3,500 or 100% in the quarter ended September 30, 1999 compared to the corresponding quarter in 1998. The primary factor in the decrease is attributed to the sale of the properties referred to in note 2 to the financial statements.

The production volumes and average sales prices during the periods were as follows:

                                                        Three Months Ended
                                                           September 30,
                                                       1999              1998
                                                       ----              ----

           Oil production (barrels)                   - 0 -             - 0-
           Average sales price per barrel           $    n/a           $  n/a

           Natural gas production (mcf)               - 0 -             2,095
           Average sales price per mcf              $    n/a           $ 2.10


Oil and gas production costs decreased by $15,000 compared to the corresponding quarter ended September 30, 1998 because certain producing properties were sold in 1998 (see note 2 to the financial statements). The BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), of comparing production costs per BOE were not applicable for the quarter ended September 30, 1999 and were $43.69 for the comparable quarter of 1998.

General and administrative expenses increased by $100 for the quarter ended September 30, 1999 compared to the corresponding quarter in 1998 and is considered be normal fluctuations in corporate overhead.

Depreciation, depletion and amortization expense decreased by $1,200, 89% in the current quarter compared to the corresponding quarter in 1998 due to the sale of the producing properties referred to in note 2.

Interest expense decreased by $2,300 or 77% in the current quarter of 1999 over the corresponding quarter of 1998 due to increased bank debt in 1999.

              Six Months Ended September 30, 1999 Compared to 1998
              ----------------------------------------------------

The Company's oil and gas sales revenue decreased by $22,500 or 100% in the period ended September 30, 1999 compared to the corresponding period in 1998. The primary factor in the decrease is attributed to the sale of the properties referred to in note 2 to the financial statements.

The production volumes and average sales prices during the periods were as follows:

                                                          Six Months Ended
                                                             September 30,
                                                         1999          1998
                                                         ----          ----

           Oil production (barrels)                        - 0 -          145-
           Average sales price per barrel               $    n/a      $ 11.50

           Natural gas production (mcf)                    - 0 -       10,517
           Average sales price per mcf                  $    n/a      $  2.10


Oil and gas production costs decreased by $36,000 compared to the corresponding period ended September 30, 1998 because certain producing properties were sold in 1998 (see note 2 to the financial statements). The BOE basis (BOE means barrel of oil equivalent, using a conversion ratio of six mcf of natural gas to one barrel of oil), of comparing production costs per BOE were not applicable for the six month period ended September 30, 1999 and were $19.13 for the comparable period in 1998.

General and administrative expenses decreased by $56,000 or 38% for the six month period ended September 30, 1999 compared to the corresponding period in 1998 and is due primarily to decreases in corporate overhead arising from curtailed operations.

Depreciation, depletion and amortization expense decreased by $8,300, 96% in the current six month period compared to the corresponding period in 1998 due to the sale of the producing properties referred to in note 2.

Interest expense decreased by $7,500 or 77% for the current six month period of 1999 over the corresponding period of 1998 due to decreased debt in 1999.

FINANCIAL CONDITION

At September 30, 1999, the Company had a working capital deficiency of $107,800.

The following summary table reflects the Company's cash flows for the nine months ended September 30, 1999, and 1998:

Six Months Ended

                                                                      September 30,
                                                                   1999            1998
                                                                   ----            ----
   Net cash used in operating activities                     $ (     82,600)  $(   414,000)
   Net cash provided by (used in) investing activities       $            0   $   1,027,000
   Net cash provided (used in) by financing activities       $       80,500   $(   565,000)

Net cash used in operating activities decreased $332,000 for the three months ended September 30, 1999 compared to the six months ended September 30, 1998 is due primarily to a decrease in operating activities. The Company utilized the proceeds from the sale of certain properties in 1998 to repay its bank obligations and currently has no significant operations which accounts for the changes in investing and financing activities

Operating Strategy

In the fiscal year ended March 31, 1999, the Company has sold a significant portion of its producing properties to meet its current obligations including its then maturing indebtedness. The Company's operating objective is to increase value through pursuing merger or acquisition opportunities with another company. The Company cannot predict whether any agreement may be reached if they are, the timing of the contemplated transaction or the results of the transaction if any agreement is reached

Pursuant to this strategy, the Company executed an exchange and merger agreement dated July 22, 1999 with Alliance Resources, PLC, as amended on October 13, 1999 (incorporated by reference from exhibit 2.1 and 2.2 to the registration statement on Form S-1, Reg.: No. 333-85237).

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

             No change

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

                                          AMERICAN RIVERS OIL COMPANY
                                          (Registrant)


Date:  November 19, 1999                   By:  /s/ Karlton Terry
                                                --------------------------------
                                                 Karlton Terry
                                                 President
                                                 (Principal Executive Officer)


Date: November 19, 1999                    By:  /s/ Karlton Terry
                                                --------------------------------
                                                 Karlton Terry
                                                 President and Acting Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)